Form 10-Q
period 2011-09-30
Frozen Food Gift Group, Inc
filed 2011-11-18
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-165406

Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1668227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7514 Girard Avenue, Suite 1705, La Jolla, CA 92037
(Address of Principal Executive Office) (Zip Code)

888-530-3738
 (Registrant’s telephone number, including area code)

301 Fourth Street, #20, Annapolis, MD 21403
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 30, 2011, there were 112,456,666 shares of the Registrant's common stock, $.00001 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2011 and December 31, 2010

ASSETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Current Assets:
Cash	$3,437	$1,409
Prepaid expenses	5,950	3,683
Total current assets	9,387	5,092

Furniture and equipment, net	2,325	2,813

Total assets	$11,712	$7,905

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$578,055	$427,602
Customer deposits	45,000	-
Loans payable - stockholders	42,035	32,400
Loans payable - other	210,290	140,000
Total current liabilities	875,380	600,002

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
112,456,666 and 112,426,666 shares issued and outstanding, respectively	1,124	1,124
Additional paid in capital	101,480	99,980
Deficit accumulated during development stage	(966,272)	(693,201)
Total stockholders' equity	(863,668)	(592,097)

Total liabilities and stockholders' equity	$11,712	$7,905

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2011 and 2010, and for the Period
From January 2, 2009 (Inception) to September 30, 2011
(Unaudited)

	From January 2, 2009 (Inception) to September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2011	2010	2011	2010

Revenue	$150,003	$(13,609)	$16,249	$48,379	$78,237
Cost of goods sold	54,536	4,777	3,498	11,057	9,778
Gross income	95,467	(18,386)	12,751	37,322	68,459

Expenses:
General and administrative expenses	850,260	(106,532)	100,612	110,637	317,781
Selling expenses	27,147	10,660	8,704	27,147	25,191
Development costs	157,680	157,680	-	157,680	-
	1,035,087	61,808	109,316	295,464	342,972

Net (loss) before other income and expenses	(939,620)	(80,194)	(96,565)	(258,142)	(274,513)

Other income and expenses
Interest expense	(26,652)	(14,929)	-	(14,929)	(744)
Provision for income taxes	-	-	-	-	-
	(26,652)	(14,929)	-	(14,929)	(744)

Net (loss)	$(966,272)	$(95,123)	$(96,565)	$(273,071)	$(275,257)

(Loss) per common share - Basic and fully
diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	107,277,031	112,426,989	100,510,087	112,426,775	104,725,646

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to September 30, 2011
(Unaudited)

	Common Stock		Additional Paid in	Accumulated Deficit During Development
	Shares	Amount	Capital	Stage	Total

January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$992
Shares issued for services at $0.05 per share	2,000,000	20	99,980	-	100,000
Net loss	-	-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	(336,111)	(235,119)

Shares issued for services at $0.00001 per
share	11,242,666	112	-	-	112
Net loss	-	-	-	(357,090)	(357,090)
Balance - December 30, 2010	112,426,666	1,124	99,980	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	1,500
Net loss	-	-	-	(273,071)	(273,071)
Balance - September 30, 2011	112,456,666	$1,124	$101,480	$(966,272)	$(863,668)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010, and for the Period
From January 2, 2009 (Inception) to September 30, 2011

	From January 2, 2009 (Inception) to September 30,	For the Nine Months Ended September 30,
	2011	2011	2010
Cash flows from operating activities:
Net (loss)	$(966,272)	$(273,071)	$(275,257)
Adjustments to reconcile net (loss) to
net cash (used by) operating activities:
Depreciation	925	488	275
Prepaid expenses	(5,950)	(2,267)	69,652
Accounts payable and accrued expenses	578,055	150,453	115,093
Customer deposits	45,000	45,000	-
Stock issued for services	102,604	1,500	112
Net cash used in operating activities	(245,638)	(77,897)	(90,125)

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	(3,250)
Net cash provided by (used in) investing activities	(3,250)	-	(3,250)

Cash flows from financing activities:
Stockholders' loans	42,035	9,635	(21,000)
Loans - other	210,290	70,290	110,000
Net cash provided by financing activities	252,325	79,925	89,000

Net increase in cash	3,437	2,028	(4,375)
Cash - January 1	-	1,409	13,114
Cash - September 30	$3,437	$3,437	$8,739

Supplemental cash flow information:
Cash paid during the period for:
Interest	$27,071	$20,737	$5,950
Income taxes	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company intends to sell ice cream and related frozen products on the internet.  The Company has chosen December 31 as a year-end and has had limited activity from inception through September 30, 2011.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2010.

The balance sheet at September 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2010.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered.  Provision for sales returns will be estimated based on the Company's historical return experience.  Revenue is presented net of returns.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding.  During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows Accounting Standards Codification ("ASC") 280, "Segment Reporting".  The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized.  Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information.  A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation.  ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model.  ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Recent Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS).”  This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS.  ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level three fair value measurements.  This pronouncement is effective for reporting periods beginning on or after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011.  Early adoption is permitted, but full retrospective application is required under both sets of accounting standards.  The Company is currently evaluating which presentation alternative it will utilize.

Note 2.  LOANS PAYBLE - OTHER

In July 2011, the Company borrowed an additional $75,290 from an unrelated third party bringing the total amount owed by the Company to $100,290.  The loan bears no interest and is due July 1, 2012.

Note 3.  STOCKHOLDERS' EQUITY

The Company has authorized 200,000,000,000 shares of common stock with a par value of $0.00001 per share.  At September 30, 2011 and December 31, 2010, 112,426,666 shares of common stock were issued and outstanding.

At inception, the Company issued 99,184,000 shares of its common stock for costs and services related to its organization aggregating $992, which approximated the fair market value of the costs and services provided.  Accordingly, the Company  recorded a charge to operations of $992 during the year ended December 31, 2009.

During August 2009 the Company entered into an agreement with three individuals for consulting services in exchange for the issuance of 2,000,000 shares of common stock.  The shares were valued at their fair market value of $100,000 and the value was charged to operations as general and administrative expenses.

In July 2010 the Company issued 11,242,666 shares of its common stock for consulting services at par value $0.00001 (or $112).  The shares were valued at their fair market value of $112 and the value was charged to operations as general and administrative expenses.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 3.  STOCKHOLDERS' EQUITY (continued)

In September 2011 the Company issued 30,000 shares of its common stock for consulting services at $0.05 (or $1,500).  The shares were valued at their fair market value of $1,500 and the value was charged to operations as general and administrative expenses.

Note 4.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

As of September 30, 2011, the Company has a net operating loss carryforward of approximately $910,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2011.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

Note 5.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to September 30, 2011, the Company incurred a net loss of approximately $936,000. In addition, the Company has no significant assets or revenue generating operations.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2011

Note 5.  BASIS OF REPORTING (continued)

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan.  In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business

The Company, an online retailer that operates in the food gift industry, was started in January 2009 and operates in a highly competitive industry. For the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, the Company had net losses of approximately $273,071, $275,257 and $966,272 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

For the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, the Company recorded revenue of $48,379, $78,237 and $150,003 respectively. The Company did not record any revenue for the year ended December 31, 2009. If we begin to increase revenues, we plan to invest heavily in marketing and sales in order to build brand awareness and generate new customers. We estimate that our future marketing and sales costs will be $75,000 annually.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Our Chief Executive Officer began to be paid salary in 2009.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2011, the Company incurred a net loss of approximately $966,272. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate at $250,000. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock and the issuance of debt. The Company is continuing to attempt to increase what to date have been modest revenues within its core businesses.

Results of Operations for the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011

Revenue. Revenue for the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, was $48,379, $78,237 and $150,003 respectively. Management believes revenue growth may accelerate in 2011 if additional capital can be obtained and applied to completing and upgrading the Company’s online presence. The Company did not generate any revenue for the year ended December 31, 2009.

Gross Income. For the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, the Company’s gross income was $37,322, $68,459 and $95,467 respectively. Management believes that it will experience an increase in gross profits during 2012 as it continues to establish a market for its products and services.

General & Administrative Expenses. For the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, the Company’s general and administrative expenses were $110,637, $317,781 and $850,260 respectively. General and administrative expenses consisted mainly of personnel costs. Management believes these expenses will increase as business continues to grow and as more personnel and larger facilities are required for the operation of the business.

Net Loss. For the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, the Company’s net loss was $273,071, $275,257 and $966,272 respectively. The net loss was primarily related to general and administrative expenses related to personnel costs.

As of September 30, 2011, the Company had an accumulated deficit of $966,272, and as of December 31, 2010, the Company’s accumulated deficit was $693,201.

Liquidity and Capital Resources

The Company is currently illiquid. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, as well as successful implementation of its business plan which contemplates increasing revenues significantly. Since its inception, the Company has been funded by its Chairman, Chief Executive Officer, Board members and persons related to or acquainted with these. To remedy the current deficiency in our liquidity position, we plan to raise additional capital through additional private equity offerings, strategic agreements with partner companies, and private debt placement. Whether we will be successful in obtaining additional capital, or obtaining such capital on commercially reasonable terms, and whether we can significantly increase revenues, is uncertain.

As of September 30, 2011, total current assets were $9,387, which consisted of $3,437 of cash and $5,950 of prepaid expenses. As of December 31, 2010, total current assets were $5,092, which consisted of $1,409 of cash and $3,683 of prepaid expenses.

As of September 30, 2011, total current liabilities were $875,380, which consisted of $578,055 of accounts payable expenses, $45,000 of customer deposits, and $252,325 of loan payable obligations. As of December 31, 2010, total current liabilities were $600,002, which consisted of $427,602 of accounts payable expenses and $172,400 of loan payable obligations.

For the nine months ended September 30, 2011 and 2010, and for the period from inception to September 30, 2011, net cash used in operating activities was $77,897, $90,125 and $245,638 respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through September 30, 2011. Cash flows from financing activities for the period from January 1 to September 30, 2011, were $79,925, consisting of proceeds from shareholder loans and notes payable. Cash flows from similar financing activities during the same period in 2010 were $89,000, and $252,325 from inception to September 30, 2011.

Critical Accounting Policies

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Revenue is recognized at the time the product is delivered. Provision for sales returns will be estimated based on the Company's historical return experience. Revenue is presented net of returns.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at September 30, 2010.

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when, based on the weight of all available evidence, it is considered more likely than not that all, or some portion, of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

ASC 740, Income Taxes, requires a company to first determine whether it is more likely than not (which is defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more likely than not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on the fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates.

Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Off-Balance Sheet Arrangements

None.

Recent Accounting Pronouncements

In September 2009, Accounting Standards Codification ("ASC") became the source of authoritative GAAP recognized by the Financial Accounting Standards Board ("FASB") for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Based upon the required evaluation of our disclosure controls and procedures, our Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures were adequate and effective to ensure that information was gathered, analyzed and disclosed on a timely basis.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SESURITIES AND USE OF PROCEEDS.

In July of 2011, the Company privately issued 30,000 common shares to Joseph Schmedding as partial compensation for marketing services provided under an Independent Contractor agreement. The total value of the shares on the date of issuance was $1,500 (based on a value of $.05 per share).

USE OF PROCEEDS

The Company did not receive any proceeds from the issuance of the above referenced shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.

On May 24, 2011, John Berkeridge, Jr., one of the Company's Directors, filed a personal bankruptcy. Mr. Berkeridge remains an active and committed member of the Company's board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Discription

10.1	Independent Contractor Agreement

10.2	Promisory Note

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frozen Food Gift Group, Inc.

Date: November 17, 2011	By:	/s/ Jonathan Irwin
Jonathan Irwin,
Chief Executive Officer