Form 10-K
period 2011-12-31
Frozen Food Gift Group, Inc
filed 2012-03-30
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from: ____________ to ____________

Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-165406	27-1668227
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

7514 Girard Avenue, Suite 1705, La Jolla, CA 92037
 (Address of Principal Executive Office) (Zip Code)

888-530-3738
 (Registrant’s telephone number, including area code)

With Copies to:
Donald G. Davis, Esq.
Davis & Associates
PO Box 12009
Marina Del Rey, CA 90295
(310) 823-8300

N/A
(Former name or former address, if changed since last report)
———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.00001
(Title of Class)
———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy orinformation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2011, was approximately $100,562. For purposes of this disclosure, companies that hold more than 5% of the outstanding shares of common stock, persons who hold more than 10% of the outstanding shares of common stock, and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 1, 2012, the Company had 121,574,774 outstanding shares.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part IV of this 10-K incorporates by reference certain Exhibits that were previously filed by the registrant.

PART I

“SAFE HARBOR” STATEMENT
Some of the information contained in this Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We base these forward-looking statements on our current views with respect to our business strategy, business plan, financial performance and other matters, both with respect to us, specifically, and our business sector, in general. Statements that include the words “expect,” “intend,” “plan,” “believe,” “project,” “estimate,” “may,” “should,” “anticipate,” “will” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise, but the absence of these words does not necessarily mean that a statement is not forward-looking.

All forward-looking statements involve inherent risks and uncertainties, and there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those factors set forth in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Please consider our forward-looking statements in light of those risks as you read this Annual Report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

If one or more of these or other risks or uncertainties materializes, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we anticipate. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the cautionary language above. You should consider carefully all of the factors set forth or referred to in this Annual Report, as well as others, that could cause actual results to differ.

ITEM 1.        BUSINESS.

Overview

Frozen Food Gift Group, Inc. is a Delaware corporation, which was formed in January 2009. The Company is a development stage company, and currently does business as SendaScoop.com and as “SendaScoop”.

The Company is an e-commerce retailer that sells and ships frozen desserts, ice cream, and associated food products throughout the US to both consumer and business customers. The products are typically purchased as mail order gifts. Common purchase occasions include birthdays, holidays and thank you gifts. Orders can be placed twenty four hours a day through the company’s online store.

The Company currently utilizes a single vendor to handle all operational functions including customer service, production, order processing, order customization, packaging and shipping. Ice cream is our primary product, and it is produced via a private label arrangement with an ice cream producer. There are other vendors available to provide similar inventory and service at similar pricing, were the Company to lose its relationship with its current vendor. The Company handles the administrative and marketing functions of the business with one full-time employee and four Independent Contractors.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to pursue various aspects of its operating plan, which is long-range in nature. For the period from inception to December 31, 2011, the Company incurred a net loss of approximately $1,022,042. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate at $250,000 over the next 12 months. If we are unable to generate profits and to are unable to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock and the issuance of debt.

Industry Background

The Company operates in the mail order food gift category. The Internet allows for easy entry into the industry through the use of an e-commerce website. The industry is fragmented and is composed of hundreds of competing companies of varying sizes from mom-and-pops to large national companies.

The Internet has had a tremendous impact on the mail order food gift industry. Prior to the proliferation of the web, food gift companies carried large overhead due largely to the necessity to mail a high quality paper catalog and also to retain a large customer service staff to process orders. We believe that the Internet allows small companies to successfully compete with much larger competitors.

Customers

The Company sells its products to both consumer and business customers. Virtually every American is familiar with frozen desserts and ice cream, thus our potential customer base is widely spread among numerous demographic categories. Less well known is the ability to purchase ice cream products through the Internet and have them delivered to long distance destinations on specified future dates.

Our products are ordered by consumers looking for a creative way to celebrate and recognize any number of occasions including birthdays, anniversaries and holidays.

We believe that our product can be attractive to business customers looking for a creative way to thank its customers, its employees, and for general workplace celebrations. To date or sales have been nominal, and over the last 12 months we have shipped ice cream to a total of 543 customers.

Products

Customers can choose from numerous options including ice cream cakes, ice cream sundae party boxes and ice cream cone party boxes.

Our products’ prices range from $35.95 to $95.95. Each package contains all items required to enjoy the product such as spoons, plates, napkins, toppings and ice cream scoopers. We provide a complete “party in a box” with everything needed to celebrate any occasion or special event.

The product can also be customized in many ways. Customers can select from numerous options to customize and personalize their gift. With ice cream cakes, customers can choose the size of the cake, the ice cream flavors used in the cake, the writing on the cake and the color of the writing. Additionally, customers can provide a photograph to be placed on a cake and also include a personalized greeting card with their gift.

With our ice cream sundae party boxes, customers can choose the number of sundaes, the flavors of ice cream, the sauces and toppings included in the package, and they can also include a personalized greeting card.

With our ice cream cone party boxes, customers can choose the number of cones, the type of cones, the flavors of ice cream, the toppings included in the package, and they can also include a personalized greeting card.

Marketing

The Company’s marketing strategy is to implement a combination of targeted mass marketing techniques, if and when funding is available to do so. Our principal focus is web marketing, including website optimization, Search Engine Marketing and email marketing.

The Company will also market our products through traditional media channels such as direct mail and print advertising. Our marketing plan is designed to direct customers to our website and also receive inbound telephone calls from prospective customers. The website will be the main vehicle for converting sales.

We believe that U.S. consumers as a whole already have an awareness of our main product (ice cream), and thus our marketing mission is to spread awareness of our unique form of delivery and what we believe is its tremendous gifting appeal. A secondary marketing challenge is to market our products to people that are willing to spend a premium for our product compared to mail order gift items with lower price points such as flowers.

Competition

There is significant competition in the food gift industry from both small and large companies. The use of the Internet allows for few barriers to entry in the industry. As a result, there are literally hundreds of mail order food gift companies that operate in the US. These companies offer a wide variety of products including fruit, meat, seafood, nuts, coffee, popcorn, desserts, cakes, cookies and chocolate.

The vast majority of competitors use the Internet as their sole channel of distribution, as with our company, although several large national food gift companies combine their online stores with catalog mailings and traditional brick-and-mortar retail stores. Further, there are also franchised food gift competitors with both Internet and brick-and-mortar retail stores.

We know of four small competitors in the online ice cream market that operate similar businesses to ours at competitive pricing, and there may be more. We believe with proper financing, we can mount a successful campaign to drive business to our Internet site and expand our brand in this market.

Suppliers

The Company utilizes Global Specialty Products, Inc. (“Global”), of Orange, California, to handle operational functions including production, order processing, order customization, packaging and shipping. This vendor also produces our ice cream under a private label with SendaScoop. We operate on an open account basis with Global, and currently pay fixed prices for ice cream. We pay separately for shipping materials, and also pay a flat fulfillment fee per order shipped. If for any reason Global were unavailable to continue preparing and shipping our orders, there are many other ice cream manufacturers who would provide similar products and services at competitive prices.

Regulatory

The Company’s industry is not regulated by any government agencies. The Company is not regulated by any government agencies.

Properties

None.

Employees

The Company currently has one employee, its Chief Executive Officer (Jonathan Irwin).

ITEM 1A.     RISK FACTORS.

Our business faces many risks, including, but not by way of limitation, those discussed below. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and if our common stock becomes publicly traded, the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Cautionary Note Regarding Forward-Looking Information” and the other information contained in this Form 10K and the other documents that we will file from time to time with the Securities and Exchange Commission.

-We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2011, the Company incurred a net loss of approximately $1,022,042. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan, and its success in raising additional capital over the next 12 months to finance the continued implementation of its business plan.  In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.  The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

-If we are unable to obtain additional financing or generate revenue we will not have sufficient cash to continue operations.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We estimate we will need approximately $250,000 in additional capital infusion, in the form or debt or equity, or some combination, over the next 12 months. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed would limit prevent our ability to continue our operations. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.

-We currently operate at a loss

The Company is currently operating at a loss, and there is no assurance that the business development plans and strategies of the Company will ever be successful, or that the Company will ever be able to operate profitably. If we cannot operate profitably, shareholders could lose their entire investment. We do not expect to generate revenues in the next twelve months sufficient to support our operations and therefore will have to rely on the infusion of additional debt or equity financing, to the extent available.  Whether such additional financing will be available, or available on commercially reasonable terms, is at this date uncertain.

-Our business and prospects are difficult to evaluate.

As a development stage company, our business and prospects are difficult to evaluate because we have minimal operating history and our business model is evolving.  As a result, an investment in us should be considered a high-risk investment whereby you could lose your entire investment.

-We rely on a Single Independent Supplier and, as a result, are exposed to potential disruptions in product supply.

The Company utilizes a single vendor to handle all operational functions including customer service, production, order processing, order customization, packaging and shipping of its ice cream orders under the Company’s private label.  We could experience difficulties with this supplier, including reductions in the availability of product capacity, failure to meet our requirements, failure to meet deadlines or increased supply costs. This could result in future customers canceling orders, refusing to accept deliveries or demanding reductions in purchase prices, any of which could have a negative impact on our cash flow and harm our business.

-We face significant competition

We face intense competition in the food gift industry from other established companies competing for the consumer’s discretionary dollar with a variety of products, as well as ice cream sales.  Many of these companies have significantly greater resources than ours and vastly more experience. We have limited product sales and brand equity. Many of our competitors have significantly greater financial, technological, marketing and distribution resources than we do. Their greater capabilities in these areas enable them to better withstand periodic downturns in the industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition in our industry, and there are no barriers to entry.

-We could fail to retain our Chief Executive Officer, which could be detrimental to our operations.

Our success largely depends on the efforts and abilities of our Chief Executive Officer, Jonathan F. Irwin. We do not have an employment agreement with Mr. Irwin, nor do we carry key man insurance on his life. The loss of his services could materially harm our business because of the cost and time necessary to find his successor.

-There is currently no public market for our common stock.

Our common stock is not currently traded on an exchange and there is no guarantee that our shares will ever trade on the OTC Bulletin Board or on any other securities exchange. To be quoted on the Over-the-Counter Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock. To date, we have engaged a market maker to apply for quotation on the OTC Bulletin Board on our behalf, an application has been filed, and we are responding to comments, but there is no assurance that we will be successful in establishing a public market for our stock.  If such public market is established, it is likely that our shares will be traded as a penny stock.

Because of this limited liquidity, our stockholders may be unable to sell their shares. Moreover, once  and if our shares are registered on the OTC Bulletin Board, sales or purchases of relatively small blocks of common stock could have a significant impact on the price at which our common stock is traded. The trading price of our common stock could be affected by a number of factors, including events described in the Risk Factors set forth herein, as well as our operating results, financial condition, public announcements by us, general conditions in the food gift industry, and other events or factors. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock, once and if our shares become publicly traded.

-If our shares become publicly traded, trading of our stock will likely be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth exclusive of home in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FORWARD LOOKING STATEMENTS

This Report and the documents incorporated by reference in this prospectus contain certain forward-looking statements and are based on the beliefs of our management as well as assumptions made by and information currently available to our management.  Statements that are not based on historical facts, which can be identified by the use of such words as “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, are forward-looking. Such statements reflect our judgment as of the date of this prospectus and they involve many risks and uncertainties, including those described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to update forward-looking statements.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES.

None.

ITEM 3.        LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 4.        (REMOVED AND RESERVED).

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) There currently is no public market for our common stock.

(b) Holders. As of March 1, 2012, our Common Stock was held by 92 shareholders of record. Our transfer agent is Issuer Direct Corporation, with offices at 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, phone number 919-481-4000. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are legal restrictions which preclude our ability to pay cash dividends on our common shares so long as we have an accumulated deficit. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Issuances of Unregistered Securities

On February 16, 2012, the Company privately issued a total of 9,118,108 restricted shares of its Common Stock to Tangiers Partners, LP, in exchange for the sum of $50,000, paid in cash. These shares represent 7½% of the Company’s outstanding capital stock, calculated after issuance. The proceeds were used to pay the salary of the Chief Executive Officer, and for working capital.

Repurchase of Shares

The Company did not repurchase any of our shares during the year ended December 31, 2011.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business
The Company, an online retailer that operates in the food gift industry, was started in January 2009 and operates in a highly competitive industry. For fiscal years ended December 31, 2011 and 2010, the Company had net losses of $328,841 and $357,090 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

Revenues for the year ended December 31, 2011, were $50,998 compared to $101,624 for the year ended December 31, 2010. If we can obtain additional capital, we believe we can begin to increase revenues by investing heavily in marketing to build brand awareness and generate new customers. We estimate that our future marketing and sales costs over the next 12 months will be $75,000, if we are able to obtain the necessary capital to cover these expenditures.

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

Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2011.

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

Results of Operations for the Years Ended December 31, 2011 and 2010

Revenue. For the year ended December 31, 2011, revenues were $50,998 compared to $101,624 for the year ended December 31, 2010. If we are able to obtain additional capital, we plan to invest heavily in marketing and sales in order to build brand awareness and generate new customers. We estimate that our future marketing and sales costs will be $75,000 over the next 12 months, if we are able to obtain sufficient capital to support such an effort.

Gross Income. For the year ended December 31, 2011 gross income was $10,349 compared to $58,145 for the year ended December 31, 2010. Management believes that it will experience an increase in gross profits during 2012 as it continues to establish a market for its products and services.

Expenses. For the year ended December 31, 2011, total expenses were $331,049 compared to $403,512 for the year ended December 31, 2010. Management believes expenses will increase in 2012 as the Company attempts to grow, primarily in personnel and marketing costs.

Net Loss. For the year ended December 31, 2011, the Company’s net loss was $320,700 compared to $345,367 for the year ended December 31, 2010. The losses are primarily related to personnel costs.

For the year ended December 31, 2011, the Company’s accumulated deficit was $1,022,042 compared to $693,201 for the year ended December 31, 2010.

Financial Condition, Liquidity and Capital Resources

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

As of December 31, 2011, total current assets were $6,473, which consisted of $540 in cash and $3,770 in prepaid expenses. As of December 31, 2010, total current assets were $5,092, which consisted of $1,409 of cash and $3,683 of prepaid expenses.

As of December 31, 2011, total current liabilities were $925,911, which consisted of $621,083 of accounts payable expenses, $45,000 of customer deposits, and $259,828 of loan payable obligations. As of December 31, 2010, total current liabilities were $600,002, which consisted of $427,602 of accounts payable expenses and $172,400 of loan payable obligations.

For the year ended December 31, 2011, net cash used by operating activities was $88,297 compared to $103,455 for the year ended December 31, 2010.

Cash flows from financing activities for the year ended December 31, 2011 were $87,428 consisting of proceeds from shareholder loans and notes payable. Cash flows from similar financing activities for the year ended December 31, 2010, were $95,000.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplemental schedule and notes thereto as of December 31, 2011 and 2010, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages F-1 to F-13 of this Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

The deficiency in our disclosure controls and procedures is related to a lack of segregation of duties due to the lack of an accounting department and the fact that we only have one employee at present due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to remediate this lack of segregation of duties.

Changes in Internal Control over Financial Reporting
There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiency in our internal control is related to a lack of segregation of duties due to our lack of an accounting department and the lack of experienced in-house accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness.

ITEM 9A(T) CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officer and directors as of March 1, 2012. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality. Our Board of Directors elects our officer, and the term of office is at the discretion of the Board, except to the extent governed by an employment contract.

Our directors’ and executive officers’ ages and positions are as follows:

Name	Age	Position with the Company
Matthew Schissler	40	Chairman
John Berkeridge, Jr.	34	Director
Jonathan Irwin	41	Chief Executive Officer

Matthew L. Schissler is the Chairman of the Board and a founder of the Company. Mr. Schissler has served with the Company since its inception. He also serves as the Chairman of the Board and Chief Executive Officer of Cord Blood America, Inc. and has done so since January 2003. Cord Blood America is a public company listed on the Over-the-Counter-Bulletin Board. From April 2001 until January 2003, Mr. Schissler was the President and Chief Executive Officer of RainMakers International, an advertising agency that he founded. He earned a Bachelor of Arts in Biology from St. Mary’s College of Maryland in 1993. As a result of Mr. Schissler’s experience with public companies and management, the Board of Directors concluded that Mr. Schissler would be an excellent addition to the Board of Directors.

John J. Berkeridge, Jr. is employed by Penske Truck Leasing as an Executive National Account Manager, where he has worked since February 2000. Mr. Berkeridge has served as a director of the Company from November 2009 to the present. Mr. Berkeridge’s duties at Penske Truck Leasing include the management of corporate relationships of large companies with headquarters in the Mid-Atlantic region of the US, in addition to managing new business acquisition for national accounts in the same geographic footprint. As a result of Mr. Berkeridge’s sales and product marketing experience, the Board of Directors concluded that Mr. Berkeridge would be an excellent addition to the Board of Directors.

Jonathan F. Irwin is the Chief Executive Officer and a founder of the Company. Mr. Irwin also serves as the Company’s Principal Financial Officer and Principal Accounting Officer. Mr. Irwin has served with the Company since its inception. Prior to joining the Company, from June 2004 to July 2009, he was the President of RoadRunner Advertising, Inc., an advertising agency that he founded. Primary responsibilities included sales, marketing and creative oversight. From April 1996 to June 2004, Mr. Irwin was the President of UR Media Group, a collegiate marketing firm that he founded. Mr. Irwin has 14 years of experience in finance and accounting, in addition to earning a Masters in Business Administration from Loyola University of Maryland in 2003, and a Bachelor of Arts in Economics from St. Mary’s College of Maryland in 1992. As a result of Mr. Irwin’s experience with marketing and management of companies, the Board of Directors concluded that Mr. Irwin would be an excellent addition to the Board of Directors.

Involvement in Certain Legal Proceedings

None of our officers, directors, promoters or control persons has been involved in the past five years in any of the following:

(1)	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(2)	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in

(4)	Any type of business, securities or banking activities; or
(5)
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees; Audit Committee Financial Expert.

Our board does not have an Audit Committee or other committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2011, Section 16(a) filing requirements applicable to our officers and directors were not complied with.

Code of Ethics

We do not currently have a Code of Ethics.

Changes in Nominating Procedures

None.

ITEM 11.     EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2011 and 2010 fiscal years as shown in the following table.

SUMMARY COMPENSATION TABLE

Overview

The following is a discussion of our program for compensating our named executive officer(s) and directors. Currently, we do not have a compensation committee, and as such, our Board of Directors is responsible for determining the compensation of our named executive officer(s).

Compensation Program Objectives and Philosophy

The primary goals of our policy of executive compensation are to attract and retain the most talented and dedicated executives possible, to assure that our executives are compensated effectively in a manner consistent with our strategy and competitive practice and to align executive compensation with the achievement of our short- and long-term business objectives.

The board of directors considers a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our Company through a period of rapid growth.

In the near future, we expect that our board of directors will form a compensation committee charged with the oversight of executive compensation plans, policies and programs of our Company and with the full authority to determine and approve the compensation of our Chief Executive Officer and make recommendations with respect to the compensation of any other executive officers. We expect that our compensation committee will continue to follow the general approach to executive compensation that we have followed to date, rewarding superior individual and company performance with commensurate cash compensation.

Elements of Compensation

Our compensation program for the named executive officer(s) consists primarily of base salary.  The base salary we provide is intended to equitably compensate the named executive officer(s)  based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officer(s) receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and the executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officer(s) in 2011 are reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

We do not provide equity awards as a component of compensation.

Employment Agreements

The Company does not currently have any employment agreements.

Retirement Benefits

We have not adopted a tax-qualified employee savings and retirement plan.

Perquisites

Historically, we have not provided our named executive officer(s) with any perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our board of directors.

The following table sets forth the compensation paid to our Chief Executive Officer for each of our last two completed fiscal years. No other officer received compensation greater than $100,000 for either fiscal year.

Summary Compensation Table

Name and Position	Year	Salary ($)(1)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan Irwin	2011	120,000	(2)	0	0	0	120,000
Chief Executive Officer	2010	105,000	(3)	0	0	0	105,000
___________
(1)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2011 and 2010 fiscal years.
(2)
In 2011, Mr. Irwin received $24,500 in cash compensation and $95,500 of deferred compensation. Deferred compensation is to be paid to Mr. Irwin by January 1, 2013, in cash payments and/or shares of stock in the Company.

(3)	Mr. Irwin received $58,500 in cash compensation and $46,500 of deferred compensation for the year ended December 31, 2010. Deferred compensation is to be paid to Mr. Irwin by December 31, 2013, in cash payments and/or shares of stock in the Company.

Outstanding equity awards at fiscal year end.

None.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2011

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler	90,000	(2)	0	0	0	0	0	0
John Berkeridge	0		0	0	0	0	0	0
Joseph Vicente(3)	0		0	0	0	0	0	0
Jonathan Irwin	0		0	0	0	0	0	0
___________
(1)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2011 fiscal year.
(2)	Mr. Schissler received no cash compensation and $90,000 of deferred compensation. Deferred compensation is to be paid to Mr. Schissler by January 1, 2013, in cash payments and/or shares of stock in the Company.
(3)	Mr. Vicente resigned from the Company’s board on January 26, 2012, for personal reasons. There was no disagreement with the Registrant on any matter in connection with his departure. Mr. Vicente did not serve on any of the Committees of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2011. During the fiscal year ended December 31, 2011, None of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 1, 2012 , except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 121,574,774 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;
●	Each director and prospective director of the Company;
●	The Company’s Chief Executive Officer and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Stock Class	Name/Address	Number of Shares	Percent
Officers and Directors
Common	Matthew L. Schissler, Chairman	46,592,000	38.30%
Common	Jonathan F. Irwin, CEO	46,592,000	38.30%
Common	John J. Berkeridge, Jr., Director	1,000,000	0.80%
Officers and Directors as a Group		94,184,000	78%

5% or More Shareholders
Common	ANP Industries, Inc.	11,231,424	9.20%
Common	Tangiers Partners, LP	9,118,108	7.50%
__________
* Less than 1% of the outstanding common stock.

(1) Except as noted above, the address for the above identified officer and directors of the Company is c/o Frozen Food Gift Group, Inc., 7514 Girard Avenue, Suite 1705, La Jolla, California, 92037. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 121,574,774 shares of common stock outstanding on March 1, 2012.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Director Independence

Mr. Schissler is independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

David A. Aronson, CPA, P.A., serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$11,250	$9,500

Tax Fees	$0	$0

Total	$11,250	$9,500

The board of directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules.
None.
(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

EXHIBIT	DESCRIPTION
2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (Filed herewith)
3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (1)
3.1	Amendment to Articles of Incorporation (1)
3.2	Bylaws of Frozen Food Gift Group, Inc. (1)
10.1	Resignation of Director from Company’s Board (previously filed on Form 8-K on January 31, 2012) (1)
10.2	Private Issuance of Common Shares (previously filed on Form 8-K filed on February 20, 2012) (1)
23.1	Consent of Independent Registered Public Accounting Firm (Filed herewith)
31.1	Certification of the registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
______
(1) Previously filed and incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: 3/29/12	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
JONATHAN IRWIN	Chief Executive Officer	3/29/12

FROZEN FOOD GIFT GROUP, INC.
d/b/a Sendascoop.com
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND FROM INCEPTION (JANUARY 2, 2009) THROUGH DECEMBER 31, 2011

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com

We have audited the accompanying balance sheet of Frozen Food Gift Group, Inc. (d/b/a Sendascoop.com), (A Development Stage Company) as of December 31, 2011, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2011 and 2010, and for the period from inception (January 2, 2009) to December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Gift Group, Inc. (d/b/a Sendascoop.com), (A Development Stage Company) as of December 31, 2011, and results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and for the period from inception (January 2, 2009) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
March 22, 2012

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Balance Sheet
December 31, 2011

ASSETS

Current Assets:
Cash	$540
Prepaid expenses	3,770
Total current assets	4,310

Equipment, net	2,163

$6,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$621,083
Customer deposits	45,000
Loans payable - stockholders	45,538
Loans payable - other	214,290
Total current liabilities	925,911

Stockholders' (deficit):
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
112,456,666 issued and outstanding	1,124
Additional paid in capital	101,480
(Deficit) accumulated during development stage	(1,022,042)
(919,438)

$6,473

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2011 and 2010, and for the Period
From January 2, 2009 (Inception) to December 31, 2011

	From January 2, 2009 (Inception) to December 31, 2011	2011	2010

Revenue, net	$152,622	$50,998	$101,624
Cost of goods sold	84,128	40,649	43,479
Gross income	68,494	10,349	58,145

Expenses:
General and administrative expenses	76,788	23,123	24,810
Officer's compensation	375,000	120,000	105,000
Advertising and promotion	69,134	41,630	27,504
Director's fees	292,500	90,000	90,000
Professional fees	219,290	41,854	133,261
Rent	28,801	9,290	19,511
Telephone	9,159	5,152	3,426
	1,070,672	331,049	403,512

Net loss before other income and expenses	(1,002,178)	(320,700)	(345,367)

Other income and (expenses)
Interest expense	(19,864)	(8,141)	(11,723)
Provision for income taxes	-	-
	(19,864)	(8,141)	(11,723)

Net (loss)/income	$(1,022,042)	(328,841)	$(357,090)

Loss per common share - Basic and fully diluted	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	107,793,294	112,434,228	112,426,666

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from January 2, 2009 (Inception) to December 31, 2011

	Common Stock		Additional Paid in Capital	Accumulated Deficit During Development Stage	Total Stockholders' Deficiency
	Shares	Amount
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$992
Shares issued for services at $0.05 per share	2,000,000	20	99,980	-	100,000
Net loss	-	-	-	(336,111)	(336,111)
Balance December 31, 2009	101,184,000	1,012	99,980	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112			112
Net loss	-	-	-	(357,090)	(357,090)
Balance December 31, 2010	112,426,666	1,124	99,980	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	1,500
Net loss	-	-	-	(328,841)	(328,841)
Balance December 31, 2011	112,456,666	$1,124	$101,480	$(1,022,042)	$(919,438)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010, and for the Period
From January 2, 2009 (Inception) to December 31, 2011

	From January 2, 2009 (Inception) to December 31, 2011	2011	2010

Cash flows from operating activities:
Net loss	$(1,022,042)	$(328,841)	$(357,090)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	1,087	650	437
Prepaid expenses	(3,770)	(87)	87,984
Accounts payable and accrued expenses	621,083	193,481	165,102
Customer deposits	45,000	45,000	-
Common stock issued for services	102,604	1,500	112
Net cash (used by) operating activities	(256,038)	(88,297)	(103,455)

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	(3,250)
Net cash provided by investing activities	(3,250)	-	(3,250)

Cash flows from financing activities:
Stockholders' loans	45,538	13,138	10,000
Loans payable - other	214,290	74,290	85,000
Net cash provided by financing activities	259,828	87,428	95,000

Net increase in cash	540	(869)	(11,705)
Cash at beginning of period	-	1,409	13,114
Cash at end of period	$540	$540	$1,409

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,834	$6,500	$6,334
Income taxes	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company sells ice cream and related frozen products on the internet.

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

Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share
Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period.  Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock.  There were no common stock equivalents at December 31, 2011.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications
Certain reclassifications have been made to the prior period financial statements to conform with the current year presentation

Note 2.  STOCKHOLDERS' (DEFICIT)

At inception, the Company issued 99,184,000 shares of its common stock for costs and services related to its organization aggregating $992, which approximates the fair market value of the costs and services provided.  Accordingly, the Company has recorded a charge to operations of $992 during the period ended December 31, 2009.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 2.  STOCKHOLDERS' (DEFICIT) (continued)

During August 2009 the Company entered into an agreement with two individuals for consulting services in exchange for the issuance of 2,000,000 shares of common stock.  The shares were valued at their fair market value of $100,000 and the value was charged to operations as general and administrative expenses.

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

Note 3.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2010.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	25%
Effect of operating losses	(25	) %
	0%

As of December 31, 2011, the Company has a net operating loss carryforward of approximately $1,021,000.  This loss will be available to offset future taxable income.  If not used, this carryforward will begin to expire in 2029.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2011.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the accrual of officers' compensation.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 4.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2011, the Company incurred a net loss of approximately $1,022,000.  In addition, the Company has no significant assets and limited revenues.

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

Note 5. SHAREHOLDER LOANS

Matthew L. Schissler, the Company’s Chairman, loaned the Company $-0- and $5,000 during the fiscal years ended December 31, 2011 and 2010, respectively. The loan bears no interest and is due on demand.

Jonathan F. Irwin, the Company’s Chief Executive Officer, loaned the Company $13,138 and $5,000 during the fiscal years ended December 31, 2011 and 2010, respectively. The loan bears no interest and is due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2011 and 2010

Note 6. LOANS PAYABLE - OTHER

At December 31, 2011 the Company was indebted to an unrelated third party in the amount of $75,000.  The loan has a stated interest rate of 14.40% for the entire term of the loan.  Principal and all accrued interest are due in December 2013.  Interest expense for the year 2011 was $2,700.

At December 31, 2011 the Company was indebted to an unrelated third party in the amount of $100,290 and $4,000  The loans bears no interest and are due on demand.

At December 31, 2011 the Company was indebted to an unrelated third party in the amounts of $25,000 and $10,000.  The loans bear interest at 17% per annum and are due in August and September 2012, respectively.  The loans require all interest to be paid at the inception dates of the loans and the principal to be paid when the loans come due.  Interest expense for these notes in 2011 was $2,180.

Note 7. COMMITMENTS

In October 2010 the Company entered into a one year lease for its corporate offices.  The agreement required the Company to make minimum monthly lease payments plus its pro-rata share of operating expenses.  The lease terminated in September 2011 and was not renewed.

The Company does not currently lease space for its corporate offices.

Rent expense for the year ended December 31, 2011 was $9,290.

In July 2010, the Company entered into a consulting agreement with an unrelated third party.  The agreement terminates in July 2012 and requires payment in the form of the Company's common stock.  In that regard the agreement calls for compensation equal to 9.99% of the then outstanding number of common shares and to maintain that percentage throughout the term of the agreement.  (See Note 3)

Note 8. SUBSEQUENT EVENTS

In February 2012, the Company entered into an agreement to sell, on a non-dilutive basis, 9,108,118 commons shares, representing 7.5% of the Company's then outstanding common shares, for $50,000 (or approximately $0.055 per share) to an unrelated third party.  The shares sold are restricted and have the option to be converted into preferred shares on a one for one basis for a five year term.  At this time the Company has not yet established this preferred class of stock.

As a result of this issuance, the Company, under the terms of a consulting agreement dated July 2010, is obligated to issue an additional 1,932,805 shares of its common stock to a third party consultant (see notes 3 and 7) in order for that party to maintain its 9.99% ownership in the Company.  At the same instant, the Company will also be required to issue an additional 3,477,150 shares of its common shares to the entity that acquired a 7.5% stake in the Company (see above).