Form 10-K/A
period 2011-12-31
Frozen Food Gift Group, Inc
filed 2012-04-10
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from: ____________ to ____________

Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-165406	27-1668227
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)

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

EXPLANATORY NOTE

This amendment to Form 10-K is being filed for the purpose of updating the cover page to state that our Company's fiscal year concluded on December 31, 2011.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: 4/9/12	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer

3