Form 10-Q
period 2012-03-31
Frozen Food Gift Group, Inc
filed 2012-05-14
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-165406

———————
Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)
———————

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
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes  ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☑    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2012, there were 123,596,788 shares of the Registrant's common stock, $.00001 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
As at March 31, 2012 and December 31, 2011
(Unaudited)

ASSETS
	March 31, 2012	December 31, 2011

Current Assets:
Cash	$21,186	$540
Prepaid expenses	2,283	3,770
Total current assets	23,469	4,310

Equipment, net	2,000	2,163

	$25,469	$6,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued expenses	$657,304	$621,083
Customer deposits	45,000	45,000
Loans payable - stockholders	41,288	45,538
Loans payable - other	214,290	214,290
Total current liabilities	957,882	925,911

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
123,596,788 and 112,456,666 shares issued and outstanding, respectively	1,235	1,124
Additional paid in capital	162,490	101,480
Deficit accumulated during development stage	(1,096,138)	(1,022,042)
	(932,413)	(919,438)

	$25,469	$6,473

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2012 and 2011, and for the Period
From January 2, 2009 (Inception) to March 31, 2012
(Unaudited)

	From January 2, 2009 (Inception) to March 31, 2012	For the Three Months Ended March 31,
		2012	2011

Revenue, net	$153,726	$1,104	$15,313
Cost of goods sold	85,460	1,332	5,292
Gross income	68,266	(228)	10,021

Expenses:
General and administrative expenses	78,790	2,002	14,565
Officer's compensation	405,000	30,000	30,000
Advertising and promotion	69,137	3	2,254
Director's fees	315,000	22,500	22,500
Professional fees	233,622	14,332	3,128
Rent	28,801	-	2,383
Telephone	10,002	843	1,097
	1,140,352	69,680	75,927

Net loss before other income and expenses	(1,072,086)	(69,908)	(65,906)

Other income and (expenses)
Interest expense	(24,052)	(4,188)	(4,433)
Provision for income taxes	-	-	-
	(24,052)	(4,188)	(4,433)

Net loss	$(1,096,138)	$(74,096)	$(70,339)

(Loss)/income per common share - Basic and
fully diluted	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	77,023,101	113,722,028	112,426,666

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to March 31, 2012
(Unaudited)

	Common Stock			Accumulated Deficit
			Additional Paid in	During Development
	Shares	Amount	Capital	Stage	Total
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$992
Shares issued for services at $0.05	2,000,000	20	99,980	-	100,000
Net loss		-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	112
Net loss	-	-	-	(357,090)	(357,090)
Balance - December 31, 2010	112,426,666	1,124	99,980	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	1,500
Net loss	-	-	-	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	101,480	(1,022,042)	(919,438)

Shares issued for cash at $0.0055
per share	9,118,108	91	49,909		50,000
Shares issued for services at $0.0055
per share	2,022,014	20	11,101	-	11,121
Net loss	-	-	-	(74,096)	(74,096)
Balance - March 31, 2012	123,596,788	$1,235	$162,490	$(1,096,138)	$(932,413)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011, and for the Period
From January 2, 2009 (Inception) to March 31, 2012
(Unaudited)

	From January 2, 2009 (Inception) to March 31, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(1,096,138)	$(74,096)	$(70,339)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	1,250	163	163
Prepaid expenses	(2,283)	1,487	1,487
Accounts payable and accrued expenses	657,304	36,221	48,939
Customer deposits	45,000	-	30,000
Common stock issued for services	113,725	11,121	-
Net cash used by operating activities	(281,142)	(25,104)	10,250

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	-
Net cash provided by investing activities	(3,250)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	50,000	50,000	-
Stockholder loans	41,288	(4,250)	2,250
Loans - other	214,290	-	-
Net cash provided by financing activities	305,578	45,750	2,250

Net increase in cash	21,186	20,646	12,500
Cash at beginning of period	-	540	1,409
Cash at end of period	$21,186	$21,186	$13,909

Supplemental cash flow information:
Cash paid during the period for:
Interest	$13,080	$-	$246
Income taxes	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company intends to sell ice cream and related frozen products on the internet.  The Company has chosen December 31 as a year-end and has had limited activity from inception through March 31, 2012.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2011.

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
March 31, 2012

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
March 31, 2012

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

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 2.  STOCKHOLDERS' EQUITY

The Company has authorized 200,000,000,000 shares of common stock with a par value of $0.00001 per share.  At March 31, 2012 and December 31, 2011, 123,596,788 and 112,456,666 shares of common stock were issued and outstanding, respectively.

At inception, the Company issued 99,184,000 shares of its common stock for costs and services related to its organization aggregating $992, which approximated the fair market value of the costs and services provided.  Accordingly, the Company  recorded a charge to operations of $992 during the year ended December 31, 2009.

During July 2009 the Company entered into an agreement with three individuals for consulting services in exchange for the issuance of 2,000,000 shares of common stock.  The shares were valued at their fair market value of $100,000 and the value was charged to operations as general and administrative expenses.

In July 2010 the Company issued 11,242,666 shares of its common stock for consulting services at par value of $0.00001 (or $112).  The shares were valued at their fair market value of $112 and the value was charged to operations as general and administrative expenses.

In September 2011 the Company issued 30,000 shares of its common stock for consulting services at $0.05 per share (or $1,500).  The shares were valued at their fair market value of $1,500 and the value was charged to operations as general and administrative expenses.

In February 2012 the Company issued 9,118,108 shares of its common stock for cash at $0.0055 per share (or $50,000).

In March 2012 the Company issued 2,022,014 shares of its common stock for consulting services at $0.0055 per share (or $11,121).  The shares were valued at their fair market value of $11,121 and the value was charged to operations as professional fees.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

Note 3.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

As of March 31, 2012, the Company has a net operating loss carryforward of approximately $1,095,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2012.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

Note 4.  RELATED PARTY TRANSACTIONS

The Company entered into an agreement with a related company through common management whereby the related company has agreed to buy the Company's product in bulk in order to obtain a discount on the purchase price.  As of March 31, 2012 the related company has prepaid $45,000 for these products.  As of March 31, 2012, the related company had not ordered any of the Company's products and none had been shipped.

Note 5.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2012, the Company incurred a net loss of approximately $1,096,000. In addition, the Company has no significant assets or revenue generating operations.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2012

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

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business

The Company, an online retailer that operates in the food gift industry, was started in January 2009 and operates in a highly competitive industry. For the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company had net losses of approximately $74,096, $70,339 and $1,096,138 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

For the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company recorded revenue of $1,104, $15,313 and $153,726 respectively. The Company did not record any revenue for the year ended December 31, 2009. If we begin to increase revenues, we plan to invest heavily in marketing and sales in order to build brand awareness and generate new customers. We estimate that our future marketing and sales costs will be $75,000 annually.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Our Chief Executive Officer began to be paid salary in 2009.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2012, the Company incurred a net loss of approximately $1,096,138. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate at $250,000. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock and the issuance of debt. The Company is continuing to attempt to increase what to date have been modest revenues within its core businesses.

Results of Operations for the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012

Revenue. Revenue for the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, was $1,104, $15,313 and $153,726 respectively. Management believes revenue growth may accelerate in 2012 if additional capital can be obtained and applied to completing and upgrading the Company’s online presence. The Company did not generate any revenue for the year ended December 31, 2009.

Gross Income. For the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company’s gross income was $(228), $10,021 and $68,266 respectively. Management believes that it will experience an increase in gross profits during 2012 as it continues to establish a market for its products and services.

General & Administrative Expenses. For the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company’s general and administrative expenses were $2,002, $14,565 and $78,790 respectively. Management believes that these expenses will increase if the business grows and additional personnel and larger facilities are required for the operation of the business.

Net Loss. For the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, the Company’s net loss was $74,096, $70,339 and $1,096,138 respectively. The net loss was primarily related to general and administrative expenses related to personnel costs.

As of March 31, 2012, the Company had an accumulated deficit of $1,096,138, and as of December 31, 2011, the Company’s accumulated deficit was $1,022,042.

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

As of March 31, 2012, total current assets were $25,469, which consisted of $21,186 of cash and $2,283 of prepaid expenses. As of December 31, 2011, total current assets were $4,310, which consisted of $540 of cash and $3,770 of prepaid expenses.

As of March 31, 2012, total current liabilities were $957,882, which consisted of $657,304 of accounts payable and accrued expenses, $45,000 of customer deposits, and $255,578 of loan payable obligations. As of December 31, 2011, total current liabilities were $925,911, which consisted of $621,083 of accounts payable expenses and $259,828 of loan payable obligations.

For the three months ended March 31, 2012 and 2011, and for the period from inception to March 31, 2012, net cash used in operating activities was $(25,104), $10,250 and $(281,142) respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through March 31, 2012. Cash flows from financing activities for the period from January 1 to March 31, 2012, were $45,750, consisting of proceeds from private sales of common stock, shareholder loans and notes payable. Cash flows from similar financing activities during the same period in 2011 were $2,250, and $305,578 from inception to March 31, 2012

Critical Accounting Policies

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Off-Balance Sheet Arrangements

None.

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

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income.  The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented.  The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The Company adopted this standard effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In February of 2012, the Company privately issued 9,118,108 common shares to Tangiers Investors, LP, in exchange for $50,000. The total value of the shares on the date of issuance was $50,000 based on a value of $.0055 per share.

USE OF PROCEEDS

The Company did not receive any proceeds from the issuance of the above referenced shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1	Private Issuance of Common Shares

10.2	Option to Convert Common Shares to Preferred

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frozen Food Gift Group, Inc.

Date: May 14, 2012	By:	/s/ Jonathan Irwin
Jonathan Irwin
Chief Executive Officer