Form 10-Q
period 2012-06-30
Frozen Food Gift Group, Inc
filed 2012-08-17
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-165406

Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1668227
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7825 Fay Avenue, Suite 200, La Jolla, CA 92037
(Address of Principal Executive Office) (Zip Code)

888-530-3738
 (Registrant’s telephone number, including area code)

With Copies to:
Gary L. Blum
Law Offices of Gary L. Blum
3278 Wilshire Boulevard, Suite 603
Los Angeles, CA 90010
(213) 381-7450

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

As of June 30, 2012, there were 129,017,612 shares of the Registrant's common stock, $.00001 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2012 and December 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$19,778	$540
Cash - restricted	-	-
Accounts receivable, net	-	-
Prepaid expenses	760	3,770
Inventory	-	-
Total current assets	20,538	4,310

Furniture and equipment, net	1,838	2,163

Security deposits	750	-

	$23,126	$6,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$698,708	$621,083
Customer deposits	45,000	45,000
Loans payable - stockholders	18,288	45,538
Convertible not payable - stockholder - net of unamortized discount	6,441	-
Loans payable - other	110,000	214,290
Total current liabilities	878,437	925,911

Non-current Liabilities
Derivative liability	228,902	-
Total non-current liabilities	228,902	-

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
129,017,612 and 112,426,666 shares issued and outstanding, respectively	1,290	1,124
Additional paid in capital	287,694	101,480
Subscription receivable	(25,000)	-
Deficit accumulated during development stage	(1,348,197)	(1,022,042)
	(1,084,213)	(919,438)

	$23,126	$6,473
See accompanying notes to unaudited condensed financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended June 30, 2012 and 2011, and for the Period
From January 2, 2009 (Inception) to June 30, 2012
(Unaudited)

	From January 2, 2009 (Inception) to June 30,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2012	2011	2012	2011

Revenue	$153,726	$-	$14,803	$1,104	$30,116
Cost of goods sold	84,528	(932)	2,573	400	7,865
Gross income	69,198	932	12,230	704	22,251

Expenses:
General and administrative expenses	81,341	2,551	80	4,553	14,645
Officer's compensation	435,000	30,000	30,000	60,000	60,000
Advertising and promotion	70,851	1,714	12,766	1,717	15,020
Director's fees	337,500	22,500	22,500	45,000	45,000
Professional fees	270,536	36,914	3,450	51,246	6,578
Rent	29,476	675	2,145	675	4,528
Selling	850	850	13,957	850	18,390
Telephone	10,670	668	1,489	1,511	2,586
	-	-	-
	1,236,224	95,872	86,387	165,552	166,747

Net (loss) before other income and expenses	(1,167,026)	(94,940)	(74,157)	(164,848)	(144,496)

Other income and (expenses)
Derivative income	382	382	-	382	-
Interest expense	(181,553)	(157,501)	(10,949)	(161,689)	(10,949)
Provision for income taxes	-	-	-	-	-
	(181,171)	(157,119)	(10,949)	(161,307)	(10,949)

Net (loss)	$(1,348,197)	$(252,059)	$(85,106)	$(326,155)	$(155,445)

(Loss) per common share - Basic and fully
diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and fully diluted	93,351,482	126,829,850	112,426,666	122,145,464	112,426,666
See accompanying notes to unaudited condensed financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to June 30, 2012
(Unaudited)

			Additional Paid in Capital	Subscription Receivable	Accumulated Deficit During Development Stage	Total

	Common Stock
	Shares	Amount
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$-	$992
Shares issued for services at $0.05	2,000,000	20	99,980	-	-	100,000
Net loss	-	-	-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	-	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	-	112
Net loss	-	-	-	-	(357,090)	(357,090)
Balance - December 31, 2010	112,426,666	1,124	99,980	-	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	-	1,500
Net loss	-	-	-	-	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	101,480	-	(1,022,042)	(919,438)

Shares issued for cash at $0.0055 per share
per share	9,118,108	91	49,909	-	-	50,000
Shares issued for services at $0.0055
per share	2,022,014	20	11,101	-	-	11,121
Shares issued for services at $0.0055
per share	1,268,544	13	6,964	-	-	6,977
Shares issued for services at $0.0055
per share	266,252	3	1,461	-	-	1,464
Shares issued for cash at $0.02924
per share	2,564,822	26	74,974	(25,000)	-	50,000
Shares issued for services at $0.0292
per share	311,316	3	9,087	-	-	9,090
Subtotals	128,007,722	$1,280	$254,976	$(25,000)	$(1,022,042)	$(790,786)

Subtotals	128,007,722	$1,280	$254,976	$(25,000)	$(1,022,042)	$(790,786)
Shares issued for partial conversion of loan at
$0.01 per share	625,000	6	6,244	-	-	6,250
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	15,238	-	-	15,238
Shares issued for services at $0.0292
per share	233,721	2	6,823	-	-	6,825
Shares issued for services at $0.0292
per share	58,172	1	1,698	-	-	1,699
Shares issued for services at $0.0292
per share	15,512	-	453	-	-	453
Shares issued for services at $0.0292
per share	77,485	1	2,262	-	-	2,263
Net loss	-	-	-	-	(326,155)	(326,155)
Balance - June 30, 2012	129,017,612	$1,290	$287,694	$(25,000)	$(1,348,197)	$(1,084,213)
See accompanying notes to unaudited condensed financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011, and for the Period
From January 2, 2009 (Inception) to June 30, 2012

	From January 2, 2009 (Inception) to June 30,	For the Six Months Ended June 30,
	2012	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,348,197)	$(326,155)	$(155,445)
Adjustments to reconcile net (loss) to
net cash (used by) operating activities:
Derivative expense	15,238	15,238	-
Depreciation	1,412	325	325
Prepaid expenses	(760)	3,010	2,266
Security deposits	(750)	(750)	-
Accounts payable and accrued expenses	698,708	77,625	101,587
Customer deposits	45,000	-	45,000
Derivative liability	228,902	228,902
Stock issued for services	142,496	39,892	-
Net cash used in operating activities	(217,951)	38,087	(6,267)

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	-
Net cash provided by (used in) investing activities	(3,250)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	106,250	106,250	-
Stockholders' loans	24,729	(20,809)	9,250
Loans - other	110,000	(104,290)	-
Net cash provided by financing activities	240,979	(18,849)	9,250

Net increase in cash	19,778	19,238	2,983
Cash - January 1	-	540	1,409
Cash - June 30	$19,778	$19,778	$4,392

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,834	$-	$-
Income taxes	$-	$-	$-
See accompanying notes to unaudited condensed financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company intends to sell ice cream and related frozen products on the internet.  The Company has chosen December 31 as a year-end and has had limited activity from inception through June 30, 2012.

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
Notes to Condensed Financial Statements
June 30, 2012

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
Notes to Condensed Financial Statements
June 30, 2012

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

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 2. STOCKHOLDERS' EQUITY

The Company has authorized 200,000,000,000 shares of common stock with a par value of $0.00001 per share.  At June 30, 2012 and December 31, 2011, 112,426,666 shares of common stock were issued and outstanding.

At inception, the Company issued 99,184,000 shares of its common stock for costs and services related to its organization aggregating $992, which approximated the fair market value of the costs and services provided.  Accordingly, the Company  recorded a charge to operations of $992 during the year ended December 31, 2009.

During July 2009, the Company entered into an agreement with three individuals for consulting services in exchange for the issuance of 2,000,000 shares of common stock.  The shares were valued at their fair market value of $100,000 and the value was charged to operations as general and administrative expenses.

In July 2010, the Company issued 11,242,666 shares of its common stock for consulting services at par value of $0.00001 (or $112).  The shares were valued at their fair market value of $112 and the value was charged to operations as general and administrative expenses.

In September 2011, the Company issued 30,000 shares of its common stock for consulting services at $0.05 per share (or $1,500).  The shares were valued at their fair market value of $1,500 and the value was charged to operations as general and administrative expenses.

In February 2012, the Company issued 9,118,108 shares of its common stock for cash at $0.0055 per share (or $50,000).

In March 2012, the Company issued 2,022,014 shares of its common stock for consulting services at $0.0055 per share (or $11,121).  The shares were valued at their fair market value of $11,121 and the value was charged to operations as professional fees.

In May 2012, the Company issued 3,050,000 shares of its common stock for cash at $0.0246 per share (or $75,000).

In May 2012, the Company issued 1,447,000 shares of its common stock for consulting services at $0.0245 per share (or $35,452).  The shares were valued at their fair market value of $35,452 and the value was charged to operations as professional fees.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2012

Note 2. STOCKHOLDERS' EQUITY (continued)

In June 2012, the Company issued 625,000 shares of its common stock for consulting services at $0.0245 per share (or $15,313).  The shares were valued at their fair market value of $15,313 and the value was charged to operations as professional fees.

Note 3. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

As of June 30, 2012, the Company has a net operating loss carryforward of approximately $1,190,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2012.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

Note 4. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to June 30, 2012, the Company incurred a net loss of approximately $1,348,000. In addition, the Company has no significant assets or revenue generating operations.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 4. BASIS OF REPORTING (continued)

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

Note 5. CONVERTIBLE LOAN

On June 5, 2012, the Company retired a non-interest bearing note payable due to a stockholder of the Company in the principal amount of $100,290 by replacing the note with a convertible note payable.  Terms of the replacement convertible note are as follows:  principal balance of $100,290, maturity date of June 5, 2013, interest accrues at the rate of 7% per annum, and principal is convertible into shares of common stock at a conversion rate equal to the lesser of (i) $0.01 per share, or (ii) 50% of the current market price of common stock, as defined in the agreement.

Upon default, which includes but is not limited to, the Company not being able to deliver common shares upon conversion, the debt holder can put the principal back to the company at the greater of (i) the principal amount due, or (ii) an amount equal to the product of the number of share that would be received upon conversion times the current fair value of the common stock, as defined.  Also, upon default, interest accrues at the rate of 18% per annum.

On June 8, 2012, the stockholder converted $6,250 of principal into 625,000 shares of common stock. After the conversion, outstanding principal due the stockholder was $94,040.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements

Note 5. CONVERTIBLE LOAN (continued)

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815.  As such, the Company will carry the conversion feature liability at fair value on the balance sheet.  The Company determined the fair valued of the conversion feature as of June 5, 2012 and also as of the quarter ended June 30, 2012.  The fair value took into consideration the look-back provision and was determined pursuant to the guidance provided by ASC 718-50-55-24, which required the Company to use a combination of the fair value of a share of common stock and a share’s put and call value determined using an option valuation model.  To determined the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:  the fair value of share of common stock of $0.0292, exercise price of $0.01 per share, remaining contractual term (1 year as of June 5, 2012), volatility of approximately 59%, and a risk-free interest rate of approximately 0.2%.  To determine the fair value of a share of common stock, the Company used the last trading price that took place on April 30, 2012 for which shares of common stock were sold.  Volatility was determined by using a peer group of public companies, and the Company used US treasuries with a similar a contractual term to determine the risk-free interest rate.

The conversion feature was fair valued at $244,522 at June 5, 2012 and $228,902 at June 30, 2012.  The fair value at June 30, 2012 took into consideration the $6,250 of principal conversion, which resulted in $15,238 of conversion feature liability being reclassified to equity.  The change in fair value of the conversion liability is being recorded through operating results.  During the quarter ended June 30, 2012, the Company recognized other income of $382 related to the change in fair value of the conversion feature.

When recording the conversion feature liability at June 5, 2012, the Company recognized a 100% debt discount on the note payable of $100,290 and interest expense of $144,232.  The debt discount is being accreted to interest expense using the straight-line method over the one-year contractual term of the debt.  The June 8, 2012 principal conversion resulted in the accelerated accretion of $6,250.  During the quarter ended June, 30, 2012, the Company also recognized in the normal course accretion of $6,441.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business

The Company, an online retailer that operates in the food gift industry, was started in January 2009 and operates in a highly competitive industry. For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company had net losses of approximately $326,155, $155,445 and $1,348,197 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company recorded revenue of $1,104, $30,116 and $153,726 respectively. The Company did not record any revenue for the year ended December 31, 2009.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Our Chief Executive Officer began to be paid salary in 2009.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2012, the Company incurred a net loss of approximately $1,348,197. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock and the issuance of debt. The Company is continuing to attempt to increase what to date have been modest revenues within its core businesses.

Results of Operations for the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012

Revenue. For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company recorded revenue of $1,104, $30,116 and $153,726 respectively. Management believes revenue growth may accelerate in 2013 if additional capital can be obtained and applied to completing and upgrading the Company’s online presence.

Gross Income. For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company’s gross income was $704, $30,116 and $69,168 respectively. Management believes that it will experience an increase in gross profits during 2013 as it continues to establish a market for its products and services.

General & Administrative Expenses. For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company’s general and administrative expenses were $4,553, $14,645 and $81,341 respectively. Management believes that these expenses will increase if the business grows and additional personnel and larger facilities are required for the operation of the business.

Net Loss. For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, the Company had net losses of approximately $326,155, $155,445 and $1,348,197 respectively. The net loss was primarily related to Officer’s compensation and Director’s fees.

As of June 30, 2012, the Company had an accumulated deficit of $1,348,197, and as of December 31, 2011, the Company’s accumulated deficit was $1,022,042.

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

As of June 30, 2012, total current assets were $23,126, which consisted of $19,778 of cash and $760 of prepaid expenses. As of December 31, 2011, total current assets were $4,310, which consisted of $540 of cash and $3,770 of prepaid expenses.

As of June 30, 2012, total current liabilities were $878,437, which consisted of $698,708 of accounts payable and accrued expenses, $45,000 of customer deposits, and $134,729 of loan payable obligations. As of December 31, 2011, total current liabilities were $925,911, which consisted of $621,083 of accounts payable expenses and $259,828 of loan payable obligations.

For the six months ended June 30, 2012 and 2011, and for the period from inception to June 30, 2012, net cash used in operating activities was $38,087, $(6,267) and $(217,951) respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through June 30, 2012. Cash flows from financing activities for the period from January 1 to June 30, 2012, were $(18,849), consisting of proceeds from private sales of common stock, shareholder loans and notes payable. Cash flows from similar financing activities during the same period in 2011 were $9,250, and $240,979 from inception to June 30, 2012.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

In June 2012, the Company privately issued 625,000 shares of our common stock to Tangiers Partners, LP in accordance with a convertible Exchange Note. The purchase price was $.01 per share with a total value of $6,250 in stock.

In May 2012, we privately issued 1,447,000 shares of our common stock to ANP Industries, Inc., as compensation and retainer for business consulting services rendered and further follow on services extending to July of 2012.

In May 2012, we privately issued 3,050,000 shares of our common stock to Tangiers Partners, LP, in exchange for the sum of $75,000, paid in cash. These shares represent 2% of the Company’s outstanding capital stock, calculated after issuance.

USE OF PROCEEDS

The Company is utilizing the proceeds for general corporate purposes including following our business plan and the payment of loans incurred by us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description

2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)

3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)

3.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws of Frozen Food Gift Group, Inc. (2)

10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)

10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)

10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)

10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)

10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)

10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)

10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)

10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)

10.9	Resignation of Director from Company’s Board (5)

10.10	Private Issuance of Common Shares (6)

10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)

10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (10)

10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (10)

10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (10)

10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (10)

10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (10)

10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (10)

10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (10)

10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (10)

10.20	7% Convertible Note due June 5, 2013 issued to Tangiers Investors, LP, on June 5, 2012 (10)

10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (10)

14.0	Code of Ethics (2)

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 *

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.

(2)	Previously filed on Form S-1 on March 11, 2010.

(3)	Previously filed on Form S-1 on May 14, 2010.

(4)	Previously filed on Form S-1 on June 3, 2011.

(5)	Previously filed on Form 8-K on January 31, 2012.

(6)	Previously filed on Form 8-K on February 20, 2012.

(7)	Previously filed on Form 10-Q on November 18, 2011.

(8)	Previously filed on Form 10-Q on May 14, 2012.

(9)	Previously filed on Form S-1 on January 21, 2011.

(10)	Previously filed on Form S-1 on August 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Frozen Food Gift Group, Inc.

Date: August 17, 2012	By:	/s/ Jonathan Irwin
Jonathan Irwin
Chief Executive Officer