Form 10-Q
period 2012-09-30
Frozen Food Gift Group, Inc
filed 2012-11-13
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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
As of September 30, 2012, there were 129,017,612 shares of the Registrant's common stock, $.00001 par value outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2012 and December 31, 2011

ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash	$6,827	$540
Prepaid expenses	-	3,770
Total current assets	6,827	4,310

Furniture and equipment, net	1,675	2,163

Security deposits	750	-

	$9,252	$6,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$731,683	$621,083
Customer deposits	45,000	45,000
Loans payable - stockholders	15,288	45,538
Convertible notes payable - stockholder - net of unamortized discount	33,915	-
Loans payable - other	106,000	214,290
Total current liabilities	931,886	925,911

Non-current Liabilities
Derivative liability	253,571	-
Total non-current liabilities	253,571	-

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
129,017,612 and 112,426,666 shares issued and outstanding, respectively	1,290	1,124
Additional paid in capital	287,694	101,480
Deficit accumulated during development stage	(1,465,189)	(1,022,042)
	(1,176,205)	(919,438)

	$9,252	$6,473

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2012 and 2010, and for the Period
From January 2, 2009 (Inception) to September 30, 2012
(Unaudited)

	From January 2, 2009 (Inception) to	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	September 30, 2012	2012	2011	2012	2011

Revenue	$156,028	$2,302	$18,263	$3,406	$48,379
Cost of goods sold	84,903	375	3,192	775	11,057
Gross income	71,125	1,927	15,071	2,631	37,322

Expenses:
General and administrative expenses	772,132	4,833	6,750	9,386	21,395
Officer's compensation	210,000	30,000	30,000	90,000	90,000
Advertising and promotion	47,975	4,628	26,516	6,345	41,536
Director's fees	157,500	22,500	22,500	67,500	67,500
Professional fees	113,380	20,280	28,548	71,526	35,126
Rent	12,814	2,849	4,322	3,524	8,850
Selling expenses	3,367	2,517	8,757	3,367	27,147
Telephone	7,507	844	1,324	2,355	3,910
	1,324,675	88,451	128,717	254,003	295,464

Net (loss) before other income and expenses	(1,253,550)	(86,524)	(113,646)	(251,372)	(258,142)

Other income and expenses
Derivative income/(expense)	224	(158)	-	224	-
Interest expense	(211,863)	(30,310)	-	(191,999)	(14,929)
Provision for income taxes	-	-	-	-	-
	(211,639)	(30,468)	-	(191,775)	(14,929)

Net (loss)	$(1,465,189)	$(116,992)	$(113,646)	$(443,147)	$(273,071)

(Loss) per common share - Basic and fully diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and fully diluted	111,647,743	128,946,193	100,510,087	124,438,050	112,426,775

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to September 30, 2012
(Unaudited)

	Common Stock		Additional Paid in	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$-	$992
Shares issued for services at $0.05 per share	2,000,000	20	99,980	-	-	100,000
Net loss	-	-	-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	-	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	-	112
Net loss	-	-	-	-	(357,090)	(357,090)
Balance - December 30, 2010	112,426,666	1,124	99,980	-	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	-	1,500
Net loss	-	-	-	-	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	101,480	-	(1,022,042)	(919,438)

Shares issued for cash at $0.0055 per share per share	9,118,108	91	49,909	-	-	50,000
Shares issued for services at $0.0055 per share	2,022,014	20	11,101	-	-	11,121
Shares issued for services at $0.0055 per share	1,268,544	13	6,964	-	-	6,977
Shares issued for services at $0.0055 per share	266,252	3	1,461	-	-	1,464
Shares issued for cash at $0.02924 per share	2,564,822	26	74,974	(25,000)	-	50,000
Shares issued for services at $0.0292 per share	311,316	3	9,087	-	-	9,090
Shares issued for partial conversion of loan at $0.01 per share	625,000	6	6,244	-	-	6,250
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	15,238	-	-	15,238
Subtotals	128,632,722	$1,286	$276,458	$(25,000)	$(1,022,042)	$(769,298)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to September 30, 2012
(Unaudited)

	Common Stock		Additional Paid in	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total
Subtotals	128,632,722	$1,286	$276,458	$(25,000)	$(1,022,042)	$(769,298)
Shares issued for services at $0.0292 per share	233,721	2	6,823	-	-	6,825
Shares issued for services at $0.0292 per share	58,172	1	1,698	-	-	1,699
Shares issued for services at $0.0292 per share	15,512	-	453	-	-	453
Shares issued for services at $0.0292 per share	77,485	1	2,262	-	-	2,263
Payment of subscription receivable	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(443,147)	(443,147)
Balance - September 30, 2012	129,017,612	$1,290	$287,694	$-	$(1,465,189)	$(1,176,205)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2010, and for the Period
From January 2, 2009 (Inception) to September 30, 2012

	From January 2, 2009 (Inception) to	For the Nine Months Ended September 30,
	September 30, 2012	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,465,189)	$(443,147)	$(273,071)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Derivative expense	(85,125)	(85,125)	-
Depreciation	1,575	488	488
Prepaid expenses	-	3,770	(31,443)
Security deposits	(750)	(750)	-
Accounts payable and accrued expenses	731,683	110,600	150,453
Customer deposits	45,000	-	45,000
Derivative liability	253,571	253,571	-
Stock issued for services	142,496	39,892	1,500
Net cash used in operating activities	(376,739)	(120,701)	(107,073)

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	-
Net cash used in investing activities	(3,250)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	131,250	131,250	-
Proceeds from issuance of convertible notes payable	119,040	119,040	-
Capitalized derivative costs upon conversion	15,238	15,238	-
Stockholders' loans	15,288	(30,250)	9,635
Loans - other	106,000	(108,290)	(30,000)
Net cash provided by financing activities	386,816	126,988	(20,365)

Net increase in cash	6,827	6,287	(127,438)
Cash - January 1	-	540	1,409
Cash - September 30	$6,827	$6,827	$(126,029)

Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,834	$-	$682
Income taxes	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company intends to sell ice cream and related frozen products on the internet.  The Company has chosen December 31 as a year-end and has had limited activity from inception through September 30, 2012.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, we adopted ASU 2011-05, "Presentation of Comprehensive Income", which (i) eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and (ii) requires the presentation of each component of net income and each component of other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  The adoption of ASU-2011-05 did not have a material impact on our financials statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Pronouncements (continued)

Effective January 1, 2012, we adopted ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS)", which amends ASC 820, "Fair Value Measurement".  ASU 2011-04 provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards and improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is effective for entities prospectively for interim and annual periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a material impact on our financial statements.

Recent Pronouncements

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment", which simplifies how entities test indefinite-lived intangible assets for impairment.  ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test  currently required by ASC Topic 350-30 on general intangibles other than goodwill.  ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, provided that the entity has not yet issued its financial statements.  The adoption of ASU 2012-02 is not expected to have a material impact on the Company's financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2.  LOANS PAYBLE - STOCKHOLDERS

At September 30, 2012 the Company was indebted to two stockholders in the amount of $15,288.  The loans bear no interest and are due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

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

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815.  As such, the Company will carry the conversion feature liability at fair value on the balance sheet.  The Company determined the fair value of the conversion feature as of June 5, 2012 and also as of the quarter ended September 30, 2012.  The fair value took into consideration the look-back provision and was determined pursuant to the guidance provided by ASC 718-50-55-24, which required the Company to use a combination of the fair value of a share of common stock and a share’s put and call value determined using an option valuation model.  To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:  the fair value of share of common stock of $0.0292, exercise price of $0.01 per share, remaining contractual term (1 year as of June 5, 2012), volatility of approximately 59%, and a risk-free interest rate of approximately 0.2%.  To determine the fair value of a share of common stock, the Company used the last trading price that took place on April 30, 2012 for which shares of common stock were sold.  Volatility was determined by using a peer group of public companies, and the Company used US treasuries with a similar a contractual term to determine the risk-free interest rate.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER (continued)

The conversion feature was fair valued at $244,522 at June 5, 2012 and $228,413 at September 30, 2012.  The fair value at September 30, 2012 took into consideration the $6,250 of principal conversion, which resulted in $15,238 of conversion feature liability being reclassified to equity.  The change in fair value of the conversion liability is being recorded through operating results.  During the nine months ended September 30, 2012, the Company recognized other income of $382 related to the change in fair value of the conversion feature.

When recording the conversion feature liability at June 5, 2012, the Company recognized a 100% debt discount on the note payable of $100,290 and interest expense of $144,232.  The debt discount is being accreted to interest expense using the straight-line method over the one-year contractual term of the debt.  The June 8, 2012 principal conversion resulted in the accelerated accretion of $6,250.  During the quarter ended September, 30, 2012, the Company also recognized in the normal course accretion of $23,703.

On September 19, 2012, the Company issued a convertible note to a stockholder of the Company in the principal amount of $12,500.  Terms of the note are as follows:  principal balance of $12,500, maturity date of December 19, 2012, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to the 50% of the lowest trading price during the 20 cosecutive trading days prior to conversion, as defined in the agreement.

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

The conversion feature was fair valued at $12,500 at August 27, 2012 and $12,620 at September 30, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the period ended September 30, 2012, the Company recognized other expense of $120 related to the change in fair value of the conversion feature.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER (continued)

On September 19, 2012, the Company issued a convertible note to a stockholder of the Company in the principal amount of $12,500.  Terms of the note are as follows:  principal balance of $12,500, maturity date of December 19, 2012, interest accrues at the rate of 10% per annum, and principal is convertible into shares of common stock at a conversion rate equal to the lesser of (i) $0.01 per share, or (ii) 50% of the current market price of common stock, as defined in the agreement.

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

The conversion feature was fair valued at $12,500 at September 19, 2012 and $12,538 at September 30, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the period ended September 30, 2012, the Company recognized other expense of $38 related to the change in fair value of the conversion feature.

Note 4.  LOANS PAYBLE - OTHER

At September 30, 2012 the Company was indebted to an unrelated third party in the amount of $75,000.  The loan has a stated interest rate of 14.40% for the entire term of the loan.  Principal and all accrued interest are due in December 2013.  Interest expense for the nine months ended September 30, 2012 was $1,800.

At September 30, 2012 the Company was indebted to an unrelated third party in the amount of $27,000.  The loan bears interest at 17% for its six month term.  Principal and all accrued interest are payable when the note comes due in February 2013.  Interest expense for the nine months ended September 2012 was $383.

At September 30, 2012 the Company was indebted to an unrelated third party in the amount of $4,000  The loan bears no interest and is due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 5.  STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000,000 shares of common stock with a par value of $0.00001 per share.  At September 30, 2012 and December 31, 2011, 129,017,612 and 112,456,666 shares of common stock were issued and outstanding, respectively.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 5.  STOCKHOLDERS' EQUITY (continued)

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

Note 6.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

As of September 30, 2012, the Company has a net operating loss carryforward of approximately $1,303,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2012.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34	) %
	0%

Note 7.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
September 30, 2012

Note 7.  BASIS OF REPORTING (continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to September 30, 2012, the Company incurred a net loss of approximately $1,303000. In addition, the Company has no significant assets or revenue generating operations.

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

Summary and Outlook of the Business

The Company, an online retailer that operates in the food gift industry, was started in January 2009 and operates in a highly competitive industry. For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company had net losses of approximately $443,147, $273,071 and $1,465,189 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company recorded revenue of $3,406, $48,379 and $156,028 respectively. The Company did not record any revenue for the year ended December 31, 2009.

General and Administrative Expenses

We expect that general and administrative expenses associated with executive compensation will increase in the future. Our Chief Executive Officer began to be paid salary in 2009.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2012, the Company incurred a net loss of approximately $1,465,189. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

Management has been able, thus far, to finance the losses and the growth of the business, through private placements of its common stock and the issuance of debt. The Company is continuing to attempt to increase what to date have been modest revenues within its core businesses.

Results of Operations for the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012

Revenue. For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company recorded revenue of $3,406, $48,379 and $156,028 respectively. Management believes revenue growth may accelerate in 2013 if additional capital can be obtained and applied to completing and upgrading the Company’s online presence.

Gross Income. For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company’s gross income was $2,631, $37,322 and $71,125 respectively. Management believes that it will experience an increase in gross profits during 2013 as it continues to establish a market for its products and services.

General & Administrative Expenses. For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company’s general and administrative expenses were $9,386, 21,395and $772,132 respectively. Management believes that these expenses will increase if the business grows and additional personnel and larger facilities are required for the operation of the business.

Net Loss. For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, the Company had net losses of approximately $443,147, 273,071 and $1,465,189 respectively. The net loss was primarily related to Officer’s compensation and Director’s fees.

As of September 30, 2012, the Company had an accumulated deficit of $1,465,189, and as of December 31, 2011, the Company’s accumulated deficit was $1,022,042.

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

As of September 30, 2012, total current assets were $6,827, which consisted of $6,827 of cash. As of December 31, 2011, total current assets were $4,310, which consisted of $540 of cash and $3,770 of prepaid expenses.

As of September 30, 2012, total current liabilities were $931,886, which consisted of $731,683 of accounts payable and accrued expenses, $45,000 of customer deposits, and $155,203 of loan payable obligations. As of December 31, 2011, total current liabilities were $925,911, which consisted of $621,083 of accounts payable expenses and $259,828 of loan payable obligations.

For the nine months ended September 30, 2012 and 2011, and for the period from inception to September 30, 2012, net cash used in operating activities was $(120,701), $(107,073) and $(376,739) respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through September 30, 2012. Cash flows from financing activities for the period from January 1 to September 30, 2012, were $126,988, consisting of proceeds from private sales of common stock and notes payable. Cash flows from similar financing activities during the same period in 2011 were $(20,365), and $386,816 from inception to September 30, 2012.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

In September 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives; present items of net income and other comprehensive income in (1) one continuous statement, referred to as the statement of comprehensive income, or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The Company is currently evaluating which presentation alternative it will utilize.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	[REMOVED AND RESERVED].

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description
2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)

3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)

3.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws of Frozen Food Gift Group, Inc. (2)

10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)

10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)

10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)

10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)

10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)

10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)

10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)

10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)

10.9	Resignation of Director from Company’s Board (5)

10.10	Private Issuance of Common Shares (6)

10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)

10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (10)

10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (10)

10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (10)

10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (10)

10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (10)

10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (10)

10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (10)

10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (10)

10.20	7% Convertible Note due June 5, 2013 issued to Tangiers Investors, LP, on June 5, 2012 (10)

10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (10)

10.22	10% Convertible Note due March 3, 2013 issued to Tangiers Investors, LP, on August 27, 2012 *

10.23	10% Convertible Note due December 18, 2012 issued to Tangiers Investors, LP, on September 19, 2012 *

14.0	Code of Ethics (2)

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as amended *

32.1	Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 *

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.

(2)	Previously filed on Form S-1 on March 11, 2010.

(3)	Previously filed on Form S-1 on May 14, 2010.

(4)	Previously filed on Form S-1 on June 3, 2011.

(5)	Previously filed on Form 8-K on January 31, 2012.

(6)	Previously filed on Form 8-K on February 20, 2012.

(7)	Previously filed on Form 10-Q on November 18, 2011.

(8)	Previously filed on Form 10-Q on May 14, 2012.

(9)	Previously filed on Form S-1 on January 21, 2011.

(10)	Previously filed on Form S-1 on August 1, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2012
Frozen Food Gift Group, Inc.

By:	/s/ Jonathan Irwin
Jonathan Irwin
Chief Executive Officer