Form 10-K
period 2012-12-31
Frozen Food Gift Group, Inc
filed 2013-04-15
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 15, 2013, was approximately $1,391,439. For purposes of this disclosure, companies that hold more than 5% of the outstanding shares of common stock, persons who hold more than 10% of the outstanding shares of common stock, and shares held by executive officers and directors of the registrant have been excluded because such persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 15, 2013, the Company had 129,017,612 outstanding shares.

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

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to pursue various aspects of its operating plan, which is long-range in nature. For the period from inception to December 31, 2011, the Company incurred a net loss of approximately $1,601,518. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs, which we estimate at $250,000 over the next 12 months. If we are unable to generate profits and to are unable to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease operations.

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

Marketing

The Company’s marketing strategy is to implement a combination of targeted mass marketing techniques, if and when funding is available to do so. Our principal focus is web marketing, including Search Engine Optimization, Search Engine Marketing and email marketing.

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

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2012, the Company incurred a net loss of approximately $1,601,518. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan, and its success in raising additional capital over the next 12 months to finance the continued implementation of its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.  The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

-We currently operate at a loss.

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

-We face significant competition.

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

-There is currently little liquidity in our common stock.

Our common stock is currently available for trading on the OTC Bulletin Board, but few trades have taken place. Because of this limited liquidity, our stockholders may be unable to sell their shares. Moreover, sales or purchases of relatively small blocks of common stock could have a significant impact on the price at which our common stock is traded. The trading price of our common stock could be affected by a number of factors, including events described in the Risk Factors set forth herein, as well as our operating results, financial condition, public announcements by us, general conditions in our industries, and other events or factors. In a volatile market, we may experience wide fluctuations in the market price of our common stock, and these fluctuations may have a negative effect on the market price of our common stock.

-Our stock will likely be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth (exclusive of principal residence) in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our corporate headquarters are located at 7825 Fay Avenue, Suite 200, La Jolla, California 92037. In July 2012 the Company entered into a nine month lease for its corporate offices. The agreement required the Company to make minimum monthly lease payments plus its pro-rata share of operating expenses amounting to $750 per month. The lease terminated in March 2013 whereupon the Company exercised the option to extend the lease in six month increments.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 4.     MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Holders. As of February 15, 2013, our Common Stock was held by 104 shareholders of record. Our transfer agent is Issuer Direct Corporation, with offices at 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, phone number 919-481-4000. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(b) Dividends. We have never declared or paid a cash dividend. There are legal restrictions which preclude our ability to pay cash dividends on our common shares so long as we have an accumulated deficit. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(c) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Issuances of Unregistered Securities

None.

Repurchase of Shares

The Company did not repurchase any of our shares during the year ended December 31, 2012.

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

Summary and Outlook of the Business

The Company, an online retailer that operates in the food gift industry, was started in January 2009 and operates in a highly competitive industry. For fiscal years ended December 31, 2012 and 2011, the Company had net losses of $579,476 and $357,090 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

Revenues for the year ended December 31, 2012, were $3,406 compared to $50,998 for the year ended December 31, 2011. If we can obtain additional capital, we believe we can begin to increase revenues by investing heavily in marketing to build brand awareness and generate new customers. We estimate that our future marketing and sales costs over the next 12 months will be $60,000, if we are able to obtain the necessary capital to cover these expenditures.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at December 31, 2012.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenue. For the year ended December 31, 2012, revenues were $3,406 compared to $50,998 for the year ended December 31, 2011. If we are able to obtain additional capital, we plan to invest heavily in marketing and sales in order to build brand awareness and generate new customers. We estimate that our future marketing and sales costs will be $60,000 over the next 12 months, if we are able to obtain sufficient capital to support such an effort.

Gross Income. For the year ended December 31, 2012, gross income was $(887) compared to $10,349 for the year ended December 31, 2011. Management believes that it will experience an increase in gross profits during 2012 as it continues to establish a market for its products and services.

Expenses. For the year ended December 31, 2012, total expenses were $332,775 compared to $331,049 for the year ended December 31, 2011. Management believes expenses will increase in 2012 as the Company attempts to grow, primarily in personnel and marketing costs.

Net Loss. For the year ended December 31, 2012, the Company’s net loss was $333,662 compared to $320,700 for the year ended December 31, 2011. The losses are primarily related to personnel costs.

For the year ended December 31, 2012, the Company’s accumulated deficit was $1,601,518 compared to $1,022,042 for the year ended December 31, 2011.

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

As of December 31, 2012, total current assets were $124,796, which consisted of $24,851 of cash, $1,133 of prepaid expenses and $96,549 in loan receivables. As of December 31, 2011, total current assets were $6,473, which consisted of $540 in cash and $3,770 in prepaid expenses.

As of December 31, 2012, total current liabilities were $1,115,163, which consisted of $782,709 of accounts payable expenses, $45,000 in customer deposits and $287,454 of loan payable obligations. As of December 31, 2011, total current liabilities were $925,911, which consisted of $621,083 of accounts payable expenses, $45,000 of customer deposits, and $259,828 of loan payable obligations.

For the year ended December 31, 2012, net cash used by operating activities was $156,378 compared to $88,297 for the year ended December 31, 2011.

Cash flows from financing activities for the year ended December 31, 2012, were $180,689, which included $131,250 in proceeds from common stock issuances, $269,040 in proceeds from convertible notes payable issuances and $15,238 in capitalized derivative costs. Cash flows from financing activities for the year ended December 31, 2011, were $87,428 consisting of proceeds from shareholder loans and notes payable.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplemental schedule and notes thereto as of December 31, 2012 and 2011, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages beginning on page F-1 of this Annual Report.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Following this review and evaluation, management determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

ITEM 9A(T) CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9B.  OTHER INFORMATION.

On February 25, 2013, the Company executed a convertible promissory note with Tangiers Investors, LP, by which the Company received $25,000 and agreed to pay the principal amount of $25,000 plus all accrued interest at 10% per annum until the Maturity Date of August 25, 2013.

On February 28, 2013, the Company executed an assignment agreement by which the Assignee (Long Side Ventures, LLC) assumed $100,800 of the Assignors’ (JMJ Financial) right, title, and interest in and to a convertible promissory note dated as of December 15, 2009, made by the Company in the favor of the Assignor in an original principal amount of $300,000 for which $75,000 of consideration was paid to the Company.

On March 6, 2013, the Company executed an assignment agreement by which the Assignee (Taconic Group, LLC) assumed $12,500 of the Assignors’ (Tangiers Investors, LP) right, title, and interest in and to a convertible promissory note dated as of August 27, 2012, made by the Company in the favor of the Assignor in an original principal amount of $12,500 for which full consideration was paid to the Company.

On March 6, 2013, the Company executed an assignment agreement by which the Assignee (Taconic Group, LLC) assumed $12,500 of the Assignors’ (Tangiers Investors, LP) right, title, and interest in and to a convertible promissory note dated as of September 19, 2012, made by the Company in the favor of the Assignor in an original principal amount of $12,500 for which full consideration was paid to the Company.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officer and directors as of February 15, 2013. Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality. Our Board of Directors elects our officer, and the term of office is at the discretion of the Board, except to the extent governed by an employment contract.

Our directors’ and executive officers’ ages and positions are as follows:

Name	Age	Position with the Company
Matthew Schissler	41	Chairman
John Berkeridge, Jr.	35	Director
Jonathan Irwin	42	Chief Executive Officer, Director

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and persons performing similar functions. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Frozen Food Gift Group, Inc., 7825 Fay Avenue, Suite 200, La Jolla, CA 92037, Attention: Jonathan Irwin.

Changes in Nominating Procedures

None.

ITEM 11.   EXECUTIVE COMPENSATION.

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2012 and 2011 fiscal years as shown in the following table.

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

Base Salary

Our named executive officer(s) receive base salaries commensurate with their roles and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our board of directors annually, based on an informal review of relevant market data and the executive’s performance for the prior year, as well as each executive’s experience, expertise and position. The base salaries paid to our named executive officer(s) in 2012 and 2011 are reflected in the Summary Compensation Table below.

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

Summary Compensation Table

The Company accrued or paid compensation to the executive officers as a group for services rendered to the Company in all capacities during the 2012 and 2011 fiscal years as shown in the following table.

Name and Position	Year	Salary ($)(1)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan Irwin	2012	120,000	(2)	-	-	-	120,000
Chief Executive Officer	2011	120,000	(3)				120,000
___________
(1)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2012 and 2011 fiscal years.
(2)
In 2012, Mr. Irwin received $42,000 in cash compensation and $78,000 of deferred compensation. Deferred compensation is to be paid to Mr. Irwin by January 1, 2014, in cash payments and/or shares of stock in the Company.

(3)
In 2011, Mr. Irwin received $24,500 in cash compensation and $95,500 of deferred compensation. Deferred compensation is to be paid to Mr. Irwin by January 1, 2014, in cash payments and/or shares of stock in the Company.

Outstanding equity awards at fiscal year end.

None.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2012

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler	90,000	(2)	-	-	-	-	-	-
John Berkeridge, Jr.	-		-	-	-	-	-	-
Joseph Vicente (3)	-		-	-	-	-	-	-
Jonathan Irwin	-		-	-	-	-	-	-

(1)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2012 fiscal year.
(2)
Mr. Schissler received no cash compensation and $90,000 of deferred compensation. Deferred compensation is to be paid to Mr. Schissler by January 1, 2014, in cash payments and/or shares of stock in the Company.

(3)
Mr. Vicente resigned from the Company’s board on January 26, 2012, for personal reasons. There was no disagreement with the Registrant on any matter in connection with his departure. Mr. Vicente did not serve on any of the Committees of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee during the year ended December 31, 2012. During the fiscal year ended December 31, 2012, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2012. During the fiscal year ended December 31, 2012, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of February 15, 2013, except as otherwise noted, with respect to the beneficial ownership of our common stock and is based on 129,017,612 shares of common stock issued and outstanding and entitled to vote as of said date as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;
●	Each director and prospective director of the Company;
●	The Company’s Chief Executive Officer and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Stock Class	Name/Address	Number of Shares	Percent
Officers and Directors
Common	Matthew L. Schissler, Chairman	46,592,000	36.1%
Common	Jonathan F. Irwin, CEO	46,592,000	36.1%
Common	John J. Berkeridge, Jr., Director	1,000,000	0.8%
Officers and Directors as a Group		94,184,000	73.0%

5% or More Shareholders
Common	ANP Industries, Inc.	12,678,424	9.83%
Common	Tangiers Partners, LP	12,168,108	9.43%
__________
* Less than 1% of the outstanding common stock.

(1) Except as noted above, the address for the above identified officer and directors of the Company is c/o Frozen Food Gift Group, Inc., 7825 Fay Avenue, Suite 200, La Jolla, California, 92037. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of February 15, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 129,017,612 shares of common stock outstanding on February 15, 2013.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Director Independence

Mr. Schissler and Mr. Berkeridge are independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

David A. Aronson, CPA, P.A., serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees	$11,250	$11,250

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$11,250	$11,250

The board of directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements are listed on page F-1 of this Annual Report.
(2)	Financial Statement Schedules.
None.
(3)	Exhibits:

The following documents are filed as a part of this Annual Report or incorporated herein by reference:

Exhibit No.	Description

2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)

3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)

3.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws of Frozen Food Gift Group, Inc. (2)

10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)

10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)

10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)

10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)

10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)

10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)

10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)

10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)

10.9	Resignation of Director from Company’s Board (5)

10.10	Private Issuance of Common Shares (6)

10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)

10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011*

10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011*

10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011*

10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (*, 6)

10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (*, 6)

10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012*

10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012*

10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012*

10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012*

10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012*

10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (*, 10)

10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (*, 10)

10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (*, 10)

10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013*

10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013*

10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013*

10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013*

10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013*

10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013*

10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013*

10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013*

10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013*

14.0	Code of Ethics (2)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1
Certification of the registrant’s Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

__________
* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: 4/15/13	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN IRWIN	Chief Executive Officer, Principal Financial Officer, and Director	4/15/13
JONATHAN IRWIN

Signature	Title	Date

/s/ MATTHEW SCHISSLER	Chairman	4/15/13
MATTHEW SCHISSLER

Signature	Title	Date

/s/ JOHN BERKERIDGE, JR.	Director	4/15/13
JOHN BERKERIDGE, JR.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Balance Sheet
December 31, 2012

ASSETS

Current Assets:
Cash	$24,851
Prepaid expenses	1,133
Loan receivable - other	96,549
Total current assets	122,533

Equipment, net	1,513

Security deposits	750

$124,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$782,709
Customer deposits	45,000
Loans payable - stockholders	15,538
Convertible notes payable - net of unamortized discount	165,916
Loans payable - other	106,000
Total current liabilities	1,115,163

Non-current Liabilities
Derivative liability	322,167
Total non-current liabilities	322,167

Stockholders' (deficit):
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
129,017,612 issued and outstanding	1,290
Additional paid in capital	287,694
(Deficit) accumulated during development stage	(1,601,518)
(1,312,534)

$124,796

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2012 and 2011, and for the Period
From January 2, 2009 (Inception) to December 31, 2012

	From January 2, 2009 (Inception) to December 31, 2012	2012	2011

Revenue, net	$156,028	$3,406	$50,998
Cost of goods sold	88,421	4,293	40,649
Gross income	67,607	(887)	10,349

Expenses:
General and administrative expenses	94,117	17,329	23,123
Officer's compensation	495,000	120,000	120,000
Advertising and promotion	83,333	14,199	41,630
Director's fees	382,500	90,000	90,000
Professional fees	302,050	82,760	41,854
Rent	33,825	5,024	9,290
Telephone	12,622	3,463	5,152
	1,403,447	332,775	331,049

Net loss before other income and expenses	(1,335,840)	(333,662)	(320,700)

Other income and (expenses)
Derivative (expense)/income	(1,587)	(1,587)	-
Interest expense	(264,091)	(244,227)	(8,141)
Provision for income taxes	-	-	-
	(265,678)	(245,814)	(8,141)

Net (loss)/income	$(1,601,518)	(579,476)	$(328,841)

Loss per common share - Basic and fully diluted	$(0.01)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	112,793,302	125,626,787	112,426,666

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' (Deficit)
For the Period from January 2, 2009 (Inception) to December 31, 2012

	Common Stock		Additional Paid in	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$-	$992
Shares issued for services at $0.05 per share	2,000,000	20	99,980	-	-	100,000
Net loss	-	-	-	-	(336,111)	(336,111)
Balance December 31, 2009	101,184,000	1,012	99,980	-	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	-	112
Net loss	-	-	-	-	(357,090)	(357,090)
Balance December 31, 2010	112,426,666	1,124	99,980	-	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	-	1,500
Net loss				-	(328,841)	(328,841)
Balance December 31, 2011	112,456,666	1,124	101,480	-	(1,022,042)	(919,438)

Shares issued for cash at $0.0055 per share
per share	9,118,108	91	49,909	-	-	50,000
Shares issued for services at $0.0055
per share	2,022,014	20	11,101	-	-	11,121
Shares issued for services at $0.0055
per share	1,268,544	13	6,964	-	-	6,977
Shares issued for services at $0.0055
per share	266,252	3	1,461	-	-	1,464
Shares issued for cash at $0.0292
per share	2,564,822	26	74,974	(25,000)	-	50,000
Shares issued for services at $0.0292
per share	311,316	3	9,087	-	-	9,090
Shares issued for partial conversion of loan at
$0.01 per share	625,000	6	6,244	-	-	6,250
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	15,238	-	-	15,238
Shares issued for services at $0.0292
per share	233,721	2	6,823	-	-	6,825
Shares issued for services at $0.0292
per share	58,172	1	1,698	-	-	1,699
Shares issued for services at $0.0292
per share	15,512	-	453	-	-	453
Shares issued for services at $0.0292
per share	77,485	1	2,262	-	-	2,263
Payment of subscription receivable	-	-	-	25,000	-	25,000
Net loss	-	-	-		(579,476)	(579,476)
Balance December 31, 2012	129,017,612	$1,290	$287,694	$-	$(1,601,518)	$(1,312,534)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011, and for the Period
From January 2, 2009 (Inception) to December 31, 2012

	From January 2, 2009 (Inception) to December 31, 2012	2012	2011

Cash flows from operating activities:
Net loss	$(1,601,518)	$(579,476)	$(328,841)
Adjustments to reconcile net loss to net cash used
by operating activities:
Derivative expense	(103,124)	(103,124)	-
Depreciation expense	1,737	650	650
Prepaid expenses	(1,133)	2,637	(87)
Security deposits	(750)	(750)	-
Accounts payable and accrued expenses	782,709	161,626	193,481
Customer deposits	45,000	-	45,000
Derivative liability	322,167	322,167	-
Common stock issued for services	142,496	39,892	1,500
Net cash (used by) operating activities	(412,416)	(156,378)	(88,297)

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	-
Net cash provided by investing activities	(3,250)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	131,250	131,250	-
Proceeds from issuance of convertible notes payable	269,040	269,040	-
Capitalized derivative costs upon conversion	15,238	15,238	-
Loans receivable - other	(96,549)	(96,549)	-
Stockholders' loans	15,538	(30,000)	13,138
Loans payable - other	106,000	(108,290)	74,290
Net cash provided by financing activities	440,517	180,689	87,428

Net increase in cash	24,851	24,311	(869)
Cash at beginning of period	-	540	1,409
Cash at end of period	$24,851	$24,851	$540

Supplemental cash flow information:
Cash paid during the period for:
Interest	$21,352	$8,518	$6,500
Income taxes	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

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

Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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
December 31, 2012 and 2011

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)
Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity.  The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Fair Value of Financial Instruments
The carrying amount of the Company’s financial instruments, which principally include cash, accounts payable and accrued expenses, approximates fair value due to the relatively short maturity of such instruments.  The fair value assessment of the Company’s convertible notes payable and other loans payable are estimated based on recent negotiations between the Company and certain lenders.  The assessment is considered to be a Level 3 assessment.  The Company’s assessment of fair value for its outstanding convertible notes payable and other loans payable approximates the debts respective carrying values.

Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)
The Company’s recurring fair value measurements of financial assets and liabilities are disclosed in “Note 7 - Fair Value Measurements” below.

Derivative Liability
The conversion features embedded in the outstanding convertible notes payable are separately accounted for as a derivative liability in accordance with ASC 815-15, Embedded Derivative.  This is because the number of shares that may be acquired upon conversion is indeterminable as the conversion rates are expressed as a percentage discount to the current fair value of common stock at the time of conversion.  Derivative liabilities are valued when the host instruments (notes payable) are initially issued and are also revalued at each reporting date, with the change in the respective fair values being recorded as interest expense or interest income in the statements of operations.

Recent Pronouncements
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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 2. LOANS PAYBLE - STOCKHOLDERS

Matthew L. Schissler, the Company’s Chairman of the Board, loaned the Company $-0- and $-0- during the fiscal years ended December 31, 2012 and  2011, respectively.  At December 31, 2012, the loan balance was $10,400.  The loan bears no interest and is due on demand.

Jonathan F. Irwin, the Company’s Chief Executive Officer, loaned the Company $1,000 and $13,138 during the fiscal years ended December 31, 2012 and 2011, respectively.  At December 31, 2012, the loan balance was $5,138.  The loan bears no interest and is due on demand.

Note 3. CONVERTIBLE NOTES PAYABLE

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 3. CONVERTIBLE NOTES PAYABLE (continued)

The Company is accounting for the conversion feature as a separate derivative liability under ASC 815.  As such, the Company will carry the conversion feature liability at fair value on the balance sheet.  The Company determined the fair value of the conversion feature as of June 5, 2012 and also as of the year ended December 31, 2012.  The fair value took into consideration the look-back provision and was determined pursuant to the guidance provided by ASC 718-50-55-24, which required the Company to use a combination of the fair value of a share of common stock and a share’s put and call value determined using an option valuation model.  To determine the put and call values, the Company used the Black-Scholes option valuation model using the following inputs:  the fair value of share of common stock of $0.0292, exercise price of $0.01 per share, remaining contractual term (1 year as of June 5, 2012), volatility of approximately 59%, and a risk-free interest rate of approximately 0.2%.  To determine the fair value of a share of common stock, the Company used the last trading price that took place on April 30, 2012 for which shares of common stock were sold.  Volatility was determined by using a peer group of public companies, and the Company used US treasuries with a similar a contractual term to determine the risk-free interest rate.

The conversion feature was fair valued at $244,522 at June 5, 2012 and $228,036 at December 31, 2012.  The fair value at December 31, 2012 took into consideration the $6,250 of principal conversion, which resulted in $15,238 of conversion feature liability being reclassified to equity.  The change in fair value of the conversion liability is being recorded through operating results.  During the year ended December 31, 2012, the Company recognized other income of $5 related to the change in fair value of the conversion feature.

When recording the conversion feature liability at June 5, 2012, the Company recognized a 100% debt discount on the note payable of $100,290 and interest expense of $144,232.  The debt discount is being accreted to interest expense using the straight-line method over the one-year contractual term of the debt.  The June 8, 2012 principal conversion resulted in the accelerated accretion of $6,250.  During the year ended December 31, 2012, the Company also recognized in the normal course accretion of $45,208.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 3. CONVERTIBLE NOTES PAYABLE (continued)

On August 27, 2012, the Company issued a convertible note to a stockholder of the Company in the principal amount of $12,500.  Terms of the note are as follows:  principal balance of $12,500, maturity date of March 3, 2013, interest accrues at the rate of 10% per annum, and principal is convertible into shares of common stock at a conversion rate equal to the 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

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

The conversion feature was fair valued at $12,500 at August 27, 2012 and $12,818 at December 31, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the yea ended December 31, 2012, the Company recognized other expense of $438 related to the change in fair value of the conversion feature.

On September 19, 2012, the Company issued a convertible note to a stockholder of the Company in the principal amount of $12,500.  Terms of the note are as follows:  principal balance of $12,500, maturity date of December 19, 2012, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to the 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

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

The conversion feature was fair valued at $12,500 at September 19, 2012 and $12,857 at December 31, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the year ended December 31, 2012, the Company recognized other expense of $357 related to the change in fair value of the conversion feature.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 3. CONVERTIBLE NOTES PAYABLE (continued)

On November 7, 2012, the Company issued a convertible note in the principal amount of $50,000.  Terms of the note are as follows:  principal balance of $50,000, maturity date of November 7, 2013, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to the 70% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

Upon default, which includes but is not limited to, the Company not being able to deliver common shares upon conversion, the debt holder can put the principal back to the company at the greater of (i) the principal amount due, or (ii) an amount equal to the product of the number of share that would be received upon conversion times the current fair value of the common stock, as defined.

The conversion feature was fair valued at $21,429 at November 7, 2012 and $21,750 at December 31, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the year ended December 31, 2012, the Company recognized other expense of $321 related to the change in fair value of the conversion feature.

On November 21, 2012, the Company issued a convertible note in the principal amount of $67,000.  Terms of the note are as follows:  principal balance of $67,000, maturity date of November 21, 2013, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to the 70% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

Upon default, which includes but is not limited to, the Company not being able to deliver common shares upon conversion, the debt holder can put the principal back to the company at the greater of (i) the principal amount due, or (ii) an amount equal to the product of the number of share that would be received upon conversion times the current fair value of the common stock, as defined.

The conversion feature was fair valued at $28,714 at November 21, 2012 and $29,033 at December 31, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the year ended December 31, 2012, the Company recognized other expense of $319 related to the change in fair value of the conversion feature.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 3. CONVERTIBLE NOTES PAYABLE (continued)

On November 21, 2012, the Company issued a convertible note in the principal amount of $33,000.  Terms of the note are as follows:  principal balance of $33,000, maturity date of November 21, 2013, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to the 70% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

Upon default, which includes but is not limited to, the Company not being able to deliver common shares upon conversion, the debt holder can put the principal back to the company at the greater of (i) the principal amount due, or (ii) an amount equal to the product of the number of share that would be received upon conversion times the current fair value of the common stock, as defined.

The conversion feature was fair valued at $14,143 at November 32, 2012 and $14,300 at December 31, 2012. The change in fair value of the conversion liability is being recorded through operating results.  For the year ended December 31, 2012, the Company recognized other expense of $157 related to the change in fair value of the conversion feature.

Note 4. LOANS PAYABLE - OTHER

At December 31, 2012 the Company was indebted to an unrelated third party in the amount of $75,000.  The loan has a stated interest rate of 14.40% for the entire term of the loan.  Principal and all accrued interest are due in December 2013.  Interest expense for the year 2012 was $2,700.

At December 31, 2012 the Company was indebted to an unrelated third party in the amount of $4,000 The loan bears no interest and is due on demand.

At December 31, 2012 the Company was indebted to an unrelated third party in the amounts of $27,000.  The loan bears interest at 34% per annum and is due in February 2013.  The loan required that all interest be paid at the inception date of the loan and the principal be paid when the loan comes due.  Interest expense for the notes in 2012 was $2,716.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 5. STOCKHOLDERS' (DEFICIT)

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

In July 2010 the Company issued 11,242,666 shares of its common stock for consulting services at par value $0.00001.  The shares were valued at their fair market value of $112 and the value was charged to operations as general and administrative expenses.

In September 2011 the Company issued 30,000 shares of its common stock for consulting services at $0.05.  The shares were valued at their fair market value of $1,500 and the value was charged to operations as general and administrative expenses.

In February 2012, the Company issued 9,118,108 shares of its common stock for cash at $0.0055 per share (or $50,000).

In March 2012, the Company issued 2,022,014 shares of its common stock for consulting services at $0.0055 per share.  The shares were valued at their fair market value of $11,121 and the value was charged to operations as professional fees.

In April 2012, as per the terms of an antidilutive clause in a consulting agreement, the Company issued 1,268,544 shares of its common stock for consulting services at $0.0055 per share.  The shares were valued at their fair market value of $6,977 and the value was charged to operations as professional fees.  (See note 9)

In April 2012, as per the terms of an antidilutive clause in a private placement, the Company issued 266,252 shares of its common stock for consulting services at $0.0055 per share.  The shares were valued at their fair market value of $1,464 and the value was charged to operations as professional fees.  (See note 9)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 5. STOCKHOLDERS' (DEFICIT) (continued)

In June 2012, as per the terms of an antidilutive clause in a private placement, the Company issued 2,564,822 shares of its common stock for consulting services at $0.0292 per share.  The shares were valued at their fair market value of $50,000 and the value was charged to operations as professional fees.  (See note 9)

In June 2012, as per the terms of an antidilutive clause in a consulting agreement, the Company issued 311,316 shares of its common stock for consulting services at $0.0292 per share.  The shares were valued at their fair market value of $9,090 and the value was charged to operations as professional fees.  (See note 9)

In June 2012, the Company issued 625,000 shares of its common stock upon the partial conversion of a convertible note payable.  The shares were valued at their conversion price of $0.01 per share (or $6,250).  Additionally, upon conversion the conversion feature liability of $15,238 was reclassified to additional paid-in capital.  (See Note 3)

In June 2012, as per the terms of an antidilutive clause in a private placement, the Company issued 233,721 shares of its common stock for consulting services at $0.0292 per share.  The shares were valued at their fair market value of $6,825 and the value was charged to operations as professional fees.  (See note 9)

In June 2012, as per the terms of an antidilutive clause in a private placement, the Company issued 58,172 shares of its common stock for consulting services at $0.0292 per share.  The shares were valued at their fair market value of $1,699 and the value was charged to operations as professional fees.  (See note 9)

In June 2012, as per the terms of an antidilutive clause in a private placement, the Company issued 15,512 shares of its common stock for consulting services at $0.0292 per share.  The shares were valued at their fair market value of $453 and the value was charged to operations as professional fees.  (See note 9)

In June 2012, as per the terms of an antidilutive clause in a consulting agreement, the Company issued 77,485 shares of its common stock for consulting services at $0.0292 per share.  The shares were valued at their fair market value of $2,263 and the value was charged to operations as professional fees.  (See note 9)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the year ended December 31, 2012.  The sources and tax effects of the differences are as follows:

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34	) %
	0%

As of December 31, 2012, the Company has a net operating loss carryforward of approximately $1,600,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will begin to expire in 2029.  The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2012.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the accrual of officers' compensation.

Note 7. FAIR VALUE MEASUREMENTS

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012.

	Level 1	Level 2	Level 3	Total

Derivative liability - conversion features	$-	$-	$322,167	$322,167

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 7. FAIR VALUE MEASUREMENTS (continued)

The following table includes a rollforward of amounts for the year ended December 31, 2012 for liabilities classified within Level 3.

Level 3

Derivative liability - December 31, 2011	$-

Issuance of host instruments (notes payable) and separate recognition of embedded conversion features	336,466

Reclassification of equity upon conversion of debt	(15,238)

Recording of conversion feature liability for accrued interest	1,810

Change in fair value conversion feature liability	(871)

Derivative liability - December 31, 2012	$322,167

During 2012, the Company issued notes payable that contain conversion features that are being accounted for as separate derivative liabilities in accordance with ASC 815-15, Embedded Derivatives.  Of the Convertible notes payable issued and outstanding, convertible notes payable with an initial face amount of $175,000 contain a conversion feature that allows the lender to convert their notes into shares of common stock at a discount ranging from 50% to 70% of the stock's then current fair value.  As interest expense accrues, the interest accrual may also be converted into shares of common stock at the same discounted rate.

Of the convertible notes payable issued, a convertible note payable with an initial face amount of $100,920 contains a conversion feature that allows the lender to convert the note into shares of common stock at a conversion rate equal to 50% of the stock’s then current fair value, but the conversion rate cannot exceed $0.01 (a look-back provision).  During 2012, the lender converted $6,250 of principal into shares of common stock, resulting in $15,238 of derivative liability being reclassified from liabilities to equity.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 7. FAIR VALUE MEASUREMENTS (continued)

The Company values the embedded conversion features that do not have a look-back provision by determining the additional value the lender would receive as if the lender converted their notes payable and accrued interest into shares of common stock.  This determination is equal to the value of the inherent beneficial conversion feature for the amount of debt and accrued interest that is outstanding at the time of determination.

For embedded conversion features that contain a look-back provision, the Company determines the fair value of the conversion feature in the same manner as above, but also includes in the fair value determination the value of the added look-back provision, which equal to the value of a call and a put option determined in accordance with ASC 718-50-55, Employee Share Purchase Plans - Implementation Guidance and Illustrations.  The Company uses a Black-Scholes model to compute the call and put option values.  Inputs into the Black-Scholes model are: remaining term of the conversion right, volatility, exercise price, underlying stock value, and risk-free interest rate.  The term used is equal to the remaining term of the debt.   The Company uses a peer group to compute volatility, which ranged between 59% and 68% during 2012.  Exercise price is equal to the floor conversion price of $0.01 per share.  The Company uses the most recent price stock sold for as an estimate for the underlying stock value.  The risk-free interest rate is based on interest rates paid by the U.S. government on its securities with maturities similar to the remaining term of the convertible note payable.

Note 8. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2012, the Company incurred a net loss of approximately $1,602,000.  In addition, the Company has no significant assets and limited revenues.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 8. BASIS OF REPORTING (continued)

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

Note 9. COMMITMENTS

In July 2012 the Company entered into a nine month lease for its corporate offices.  The agreement required the Company to make minimum monthly lease payments plus its pro-rata share of operating expenses.  The lease terminates in March 2013 whereupon the Company has the option to extend the lease in six month increments.

Rent expense for the year ended December 31, 2012 was $4,525.

In February 2012, the Company entered into an agreement to sell, on a non-dilutive basis, 9,108,118 common shares, representing 7.5% of the Company's then outstanding common shares, for $50,000 (or approximately $0.055 per share) to an unrelated third party.  The shares sold are restricted and have the option to be converted into preferred shares on a one for one basis for a five year term.  At this time the Company has not yet established this preferred class of stock.

As a result of this issuance, the Company, under the terms of a consulting agreement dated July 2010, is obligated to issue an additional 1,932,805 shares of its common stock to a third party consultant (see notes 5 and 7) in order for that party to maintain its 9.99% ownership in the Company.  At the same instant, the Company will also be required to issue an additional 3,477,150 shares of its common shares to the entity that acquired a 7.5% stake in the Company (see above).

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2012 and 2011

Note 10. SUBSEQUENT EVENT

As filed on Form 8-K on February 28, 2013, on February 22, 2013, the Company entered into a Stock Purchase Agreement with all of the stockholders  (“Stockholders”) of Miami Ice Machine Company, Inc. (“Mimco”) whereby the Company purchased all of the outstanding shares of Mimco from the Stockholders, making Mimco a wholly-owned subsidiary of the Company.  Pursuant to the Agreement, the Company shall issue to the Stockholders a total of $880,000 of restricted Company common stock in exchange for all Mimco shares.  If, at any time during the two year period from the closing date of February 22, 2013, the average closing price of Company common stock as listed on the OTCBB falls lower than twenty percent  (20%) of the share valuation of $0.05 for at least twenty consecutive days, then the Company shall promptly issue to the Stockholders that number of additional shares such that the Shareholders receive a total amount of shares (including those originally issued at the February 22, 2013 closing) that equal the $880,000 purchase price.  Further, the Stockholders are entitled to an additional $280,000 of Company securities if, for either the year ending 2013 or the year 2014, the annual revenues of the Mimco business in the South Florida territory (defined as Dade, Broward, Palm Beach, Martin, Monroe, Collier and Lee counties, and the Caribbean islands excluding any Central American or South American sovereign nations), exceeds $1,000,000 in revenue.  The Agreement includes customary representations, warranties and covenants.