Form 10-K/A
period 2012-12-31
Frozen Food Gift Group, Inc
filed 2013-04-18
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
First Amendment
———————
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

EXPLANATORY NOTE
This amended report on Form 10-K is filed solely for the purpose of adding the required Report of Independent Registered Public Accounting Firm to the previously filed Form 10-K which was filed on April 15, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com

We have audited the accompanying balance sheet of Frozen Food Gift Group, Inc. (d/b/a Sendascoop.com), (A Development Stage Company) as of December 31, 2012, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2012 and 2011, and for the period from inception (January 2, 2009) to December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Gift Group, Inc. (d/b/a Sendascoop.com), (A Development Stage Company) as of December 31, 2012, and results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period from inception (January 2, 2009) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered a loss from operations and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ David A. Aronson, CPA, P.A.
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
February 22, 2013

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: April 18, 2013	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JONATHAN IRWIN	Chief Executive Officer,	April 18, 2013
JONATHAN IRWIN	Principal Financial Officer, and Director

/s/ MATTHEW SCHISSLER	Chairman	April 18, 2013
MATTHEW SCHISSLER

/s/ JOHN BERKERIDGE, JR.	Director	April 18, 2013
JOHN BERKERIDGE, JR.

3