Form 10-Q
period 2013-03-31
Frozen Food Gift Group, Inc
filed 2013-05-20
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-165406

———————
Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)
———————

Delaware	27-1668227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As March 31, 2013, the Company had 129,017,612 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2013
(Unaudited)

ASSETS
	March 31,	December 31,
	2013	2012

Current Assets:
Cash	$13,373	$24,851
Prepaid expenses	1,133	1,133
Inventory	-	-
Loan receivable - other	96,549	96,549
Total current assets	111,055	122,533

Equipment, net	1,350	1,513

Security deposits	750	750

	$113,155	$124,796

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$823,581	$782,709
Customer deposits	45,000	45,000
Loans payable - stockholders	15,538	15,538
Convertible notes payable - net of unamortized discount	211,423	165,916
Loans payable - other	106,000	106,000
Total current liabilities	1,201,542	1,115,163

Non-current Liabilities
Derivative liability	355,041	322,167
Total non-current liabilities	355,041	322,167

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
129,017,612 and 129,017,612 shares issued and outstanding, respectively	1,290	1,290
Additional paid in capital	287,694	287,694
Deficit accumulated during development stage	(1,732,412)	(1,601,518)
	(1,443,428)	(1,312,534)

	$113,155	$124,796

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to March 31, 2013
(Unaudited)

	From January 2, 2009 (Inception) to March 31,	For the Three Months Ended March 31,
	2013	2013	2012

Revenue, net	$156,028	$-	$15,313
Cost of goods sold	88,421	-	5,292
Gross income	67,607	-	10,021

Expenses:
General and administrative expenses	97,370	3,253	14,565
Officer's compensation	525,000	30,000	30,000
Advertising and promotion	85,331	1,998	2,254
Director's fees	405,000	22,500	22,500
Professional fees	310,163	8,113	3,128
Rent	36,075	2,250	2,383
Telephone	13,555	933	1,097
	1,472,494	69,047	75,927

Net loss before other income and expenses	(1,404,887)	(69,047)	(65,906)

Other income and (expenses)
Derivative (expense)/income	(4,849)	(3,262)	-
Interest income	-	-	-
Interest expense	(322,676)	(58,585)	(4,433)
Provision for income taxes	-	-	-
	(327,525)	(61,847)	(4,433)

Net loss	$(1,732,412)	$(130,894)	$(70,339)

(Loss)/income per common share - Basic and
fully diluted	$(0.02)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	107,662,122	129,017,612	112,426,666

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to March 31, 2013
(Unaudited)

	Common Stock		Additional Paid in	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$-	$992
Shares issued for services at $0.05	2,000,000	20	99,980	-	-	100,000
Net loss		-	-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	-	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	-	112
Net loss	-	-	-	-	(357,090)	(357,090)
Balance - December 31, 2010	112,426,666	1,124	99,980	-	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	-	1,500
Net loss	-	-	-	-	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	101,480	-	(1,022,042)	(919,438)

Shares issued for cash at $0.0055 per share
per share	9,118,108	91	49,909	-	-	50,000
Shares issued for services at $0.0055
per share	2,022,014	20	11,101	-	-	11,121
Shares issued for services at $0.0055
per share	1,268,544	13	6,964	-	-	6,977
Shares issued for services at $0.0055
per share	266,252	3	1,461	-	-	1,464
Shares issued for cash at $0.0292
per share	2,564,822	26	74,974	(25,000)	-	50,000
Shares issued for services at $0.0292
per share	311,316	3	9,087	-	-	9,090
Shares issued for partial conversion of loan at
$0.01 per share	625,000	6	6,244	-	-	6,250
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	15,238	-	-	15,238
Shares issued for services at $0.0292
per share	233,721	2	6,823	-	-	6,825
Shares issued for services at $0.0292
per share	58,172	1	1,698	-	-	1,699
Shares issued for services at $0.0292
per share	15,512	-	453	-	-	453
Shares issued for services at $0.0292
per share	77,485	1	2,262	-	-	2,263
Payment of subscription receivable	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(579,476)	(579,476)
Balance - December 31, 2012	129,017,612	1,290	287,694	-	(1,601,518)	(1,312,534)

Net loss	-	-	-	-	(130,894)	(130,894)
Balance - March 31, 2013	129,017,612	1,290	287,694	-	(1,732,412)	(1,443,428)

	-	-			-	-
Net loss	-	-	-	-		-
Balance - March 31, 2013	129,017,612	$1,290	$287,694	$-	$(1,732,412)	$(1,443,428)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to March 31, 2013
(Unaudited)

	From January 2, 2009 (Inception) to March 31, 2013	2013	2012
Cash flows from operating activities:
Net loss	$(1,732,412)	$(130,894)	$(70,339)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation expense	1,900	163	163
Amortization of notes payable discount	119,459	45,507	-
Notes payable discount	(202,076)	(25,000)
Prepaid expenses	(1,133)	-	1,487
Security deposits	(750)
Accounts payable and accrued expenses	823,581	40,872	48,939
Customer deposits	45,000	-	30,000
Derivative liability	355,041	32,874	-
Common stock issued for services	142,496	-	-
Net cash used by operating activities	(448,894)	(36,478)	10,250

Cash flows from investing activities:
Purchase of equipment	(3,250)	-	-
Net cash provided by investing activities	(3,250)	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	131,250	-	-
Proceeds from issuance of convertible notes payable	294,040	25,000	-
Capitalized derivative costs upon conversion	15,238	-	-
Loans receivable - other	(96,549)	-	-
Stockholder loans	15,538	-	2,250
Loans - other	106,000	-	-
Net cash provided by financing activities	465,517	25,000	2,250

Net increase in cash	13,373	(11,478)	12,500
Cash at beginning of period	-	24,851	1,409
Cash at end of period	$13,373	$13,373	$13,909

Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,893	$2,295	$246
Income taxes	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company intends to sell ice cream and related frozen products on the internet.  The Company has chosen December 31 as a year-end and has had limited activity from inception through March 31, 2013.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2012.

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission for Form 10-Q.  All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods.  The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business.  The unaudited financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto  for the fiscal year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and notes thereto for the fiscal year ended December 31, 2012.

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
March 31, 2013

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Derivative Liability

We account for conversion features on our convertible notes payable as derivative liabilities in accordance with ASC 815-40, "Contracts in Entity's Own Equity."  this is because the conversion rates are not fixed at a stated rate.  Instead, the conversion rates are typically stated as a stated discount to the then-current market price of our common stock.  Derivative liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statements of operations.  During the quarter ended March 31, 2013, we recognized an increase in our warrant liability of $28,262.  Of this increase, $25,000 was related to the recognition of a debt discount for an additional note payable entered into on February 25, 2013.  The remaining balance of the increase was recognized as additional other expense for the quarter.

Recent Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Note 2.  LOANS PAYBLE - STOCKHOLDERS

At September 30, 2013 the Company was indebted to two stockholders in the amount of $15,538.  The loans bear no interest and are due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 3.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On February 25, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $25,000.  Terms of the note are as follows:  principal balance of $25,000, maturity date of August 25, 2013, interest accrues at the rate of 10% per anum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.  Principal amounts may be repaid prior to maturity subject to a 25% prepayment penalty.

The conversion feature was fair valued at $25,000 at February 25, 2013 and $25,236 at March 31, 2013.  The change in fair value of the conversion feature is being recorded through operating results.

Note 4.  STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000,000 shares of common stock with a par value of $0.00001 per share.  At March 31, 2013 and December 31, 2012, 129,017,612 and 129,017,612 shares of common stock were issued and outstanding, respectively.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 4.  STOCKHOLDERS' EQUITY (continued)

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

Note 5.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

As of March 31, 2013, the Company has a net operating loss carryforward of approximately $1,731,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at March 31, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	34%
Effect of operating losses	(34)%
0%

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
March 31, 2013

Note 6.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to March 31, 2013, the Company incurred a net loss of approximately $1,732,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 7. SUBSEQUENT EVENT

On February 22, 2013, the Company entered into an agreement to purchase all of the outstanding shares of Miami Ice Machine Company as reported on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013.  The Company anticipates closing this acquisition will occur on, or about, June 1, 2013.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business

The Company was started in January 2009. For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company had net losses of $130,894, $70,339 and $1,732,412 respectively. To date management has been able to finance the business via private placements of its common stock and the issuance of debt. We plan to grow the Company’s customer base with an aggressive marketing plan targeted at both consumer and business customers, provided we are able to obtain the necessary capital to do so.

Revenues

For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company recorded revenue of $0, $15,313 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding. If we are able to obtain additional capital, we believe we can begin to increase revenues by investing heavily in marketing to build brand awareness and generate new customers. We estimate that our future marketing and sales costs over the next 12 months will be $50,000, provided we are able to obtain the necessary capital to cover these expenditures.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to March 31, 2013, the Company incurred a net loss of approximately $1,732,412. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease normal operations.

Management has been able, thus far, to finance the losses and the growth of the business through private placements of its common stock and the issuance of debt. The Company is continuing to attempt to increase what to date have been modest revenues within its core businesses.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

Basic net (loss) income per common share is calculated using the weighted average common shares outstanding during each reporting period. Diluted net (loss) income per common share adjusts the weighted average common shares for the potential dilution that could occur if common stock equivalents (convertible debt and preferred stock, warrants, stock options and restricted stock shares and units) were exercised or converted into common stock. There were no common stock equivalents at March 31, 2013.

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

Results of Operations for the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013

Revenue. For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company recorded revenue of $0, $15,313 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding. If we are able to obtain additional capital, we plan to invest heavily in marketing and sales in order to build brand awareness and generate new customers. We estimate that our future marketing and sales costs will be $50,000 over the next 12 months, if we are able to obtain sufficient capital to support such an effort.

Gross Income. For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company’s gross income was $0, $10,021 and $67,607 respectively. The decline in gross income occurred because the Company needed to restrict the full execution of its business plan due to a lack of funding, which decreased the Company’s revenue and gross income.

Expenses. For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company’s total expenses were $69,047, $75,927 and $1,472,494 respectively. Management believes expenses will increase in 2013 as the Company attempts to grow, primarily in personnel and marketing costs.

Net Loss. For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, the Company had net losses of $130,894, $70,339 and $1,732,412 respectively. The losses are primarily related to personnel costs.

As of March 31, 2013, the Company had an accumulated deficit of $1,732,412, and as of December 31, 2012, the Company’s accumulated deficit was $1,601,518.

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

As of March 31, 2013, total current assets were $111,055, which consisted of $13,373 of cash, $1,133 of prepaid expenses and $96,549 in loan receivables. As of December 31, 2012, total current assets were $122,533, which consisted of $24,851 of cash, $1,133 of prepaid expenses and $96,549 in loan receivables.

As of March 31, 2013, total current liabilities were $1,201,542, which consisted of $823,581 of accounts payable expenses, $45,000 in customer deposits and $332,961 of loan payable obligations. As of December 31, 2012, total current liabilities were $1,115,163, which consisted of $782,709 of accounts payable expenses, $45,000 in customer deposits and $287,454 of loan payable obligations.

For the three months ended March 31, 2013 and 2012, and for the period from inception to March 31, 2013, net cash used by operating activities was $(36,478), $10,250 and $(448,894) respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through March 31, 2013. Cash flows from financing activities for the period from January 1 to March 31, 2013 were $25,000 in proceeds from convertible notes payable issuances. For period of January 1 to March 31, 2012, cash flows from financing activities were $2,250 of stockholder loans. For the period from inception through March 31, 2013, cash flows from financing activities totaled $465,517, consisting of $131,250 in common stock issuances, $294,040 in issuances of convertible notes payable, $15,238 in capitalized derivative costs, ($96,549) in loans receivable, $15,538 in stockholder loans and $106,000 on other loans.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Following this review and evaluation, management determined that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 1A.   RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description

2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)

3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)

3.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws of Frozen Food Gift Group, Inc. (2)

10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)

10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)

10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)

10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)

10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)

10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)

10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)

10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)

10.9	Resignation of Director from Company’s Board (5)

10.10	Private Issuance of Common Shares (6)

10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)

10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)

10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)

10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)

10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (6, 11)

10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (6, 11)

10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)

10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)

10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (11)

10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012 (11)

10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (11)

10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (10, 11)

10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (10, 11)

10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (10, 11)

10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013 (11)

10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013 (11)

10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013 (11)

10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013 (11)

10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013 (11)

10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)

10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)

10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)

10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)

10.34	10% Convertible Note issued to Tangiers Investors, LP, dated May 1, 2013*

10.35	Note Purchase Agreement with Tangiers Investors, LP, dated May 1, 2013*

14.0	Code of Ethics (2)

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

__________
* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.
(11)	Previously filed on Form 10-K on April 15, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: May 20, 2013	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer