Form 10-Q
period 2013-06-30
Frozen Food Gift Group, Inc
filed 2013-08-19
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013
Or

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

As June 30, 2013, the Company had 157,293,132 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash	$714	$24,851
Prepaid expenses	-	750
Loan receivable - other	96,549	96,549
Total current assets	97,263	122,150

Furniture and equipment, net	1,188	1,513

Goodwill		-
Security deposits	750	750

	$99,201	$124,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$863,404	$782,708
Customer deposits	45,000	45,000
Loans payable - stockholders	15,538	15,538
Convertible notes payable - stockholders - net of unamortized discount	149,367	165,916
Loans payable - other	119,980	106,000
Total current liabilities	1,193,289	1,115,162

Non-current Liabilities
Derivative liability	289,392	322,167
Total non-current liabilities	289,392	322,167

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
157,293,132 and 129,017,612 shares issued and outstanding, respectively	1,573	1,290
Additional paid in capital	357,750	287,694
Deficit accumulated during development stage	(1,742,803)	(1,601,900)
	(1,383,480)	(1,312,916)

	$99,201	$124,413

See accompanying notes to unaudited condensed  financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Six Months Ended June 30, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to June 30, 2013
(Unaudited)

	From January 2, 2009 (Inception) to June 30,	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2013	2012	2013	2012

Revenue	$156,028	$-	$14,803	$-	$1,104
Cost of goods sold	88,421	-	2,573	-	400
Gross income	67,607	-	12,230	-	704

Expenses:
General and administrative expenses	101,320	3,950	2,551	7,203	4,553
Officer's compensation	555,000	30,000	30,000	60,000	60,000
Advertising and promotion	87,084	1,753	1,714	3,751	1,717
Director's fees	427,500	22,500	22,500	45,000	45,000
Professional fees	329,372	19,209	36,914	27,322	51,246
Rent	38,325	2,250	675	4,500	675
Selling	286	286	850	286	850
Telephone	14,161	606	668	1,539	1,511
	1,553,048	80,554	95,872	149,601	165,552

Net (loss) before other income and expenses	(1,485,441)	(80,554)	(83,642)	(149,601)	(164,848)

Other income and (expenses)
Derivative income	119,473	124,322	-	121,060	382
Interest income	-	-	-	-	-
Interest expense	(376,835)	(53,776)	(10,949)	(112,361)	(161,689)
Provision for income taxes	-	-	-	-	-
	(257,362)	70,546	(10,949)	8,699	(161,307)

Net (loss)	$(1,742,803)	$(10,008)	$(94,591)	$(140,902)	$(326,155)

Basic and diluted loss per share	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	102,947,786	138,836,048	112,426,666	133,985,095	122,145,464

See accompanying notes to unaudited condensed  financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to June 30, 2013
(Unaudited)

	Common Stock		Additional Paid in	Subscription	Accumulated Deficit During Development
	Shares	Amount	Capital	Receivable	Stage	Total

January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$-	$992
Shares issued for services at $0.05	2,000,000	20	99,980	-	-	100,000
Net loss	-	-	-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	-	(336,111)	(235,119)

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	-	112
Net loss	-	-	-	-	(357,090)	(357,090)
Balance - December 31, 2010	112,426,666	1,124	99,980	-	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	-	1,500
Net loss	-	-	-	-	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	101,480	-	(1,022,042)	(919,438)

Shares issued for cash at $0.0055 per share
per share	9,118,108	91	49,909	-	-	50,000
Shares issued for services at $0.0055
per share	2,022,014	20	11,101	-	-	11,121
Shares issued for services at $0.0055
per share	1,268,544	13	6,964	-	-	6,977
Shares issued for services at $0.0055
per share	266,252	3	1,461	-	-	1,464
Shares issued for cash at $0.02924
per share	2,564,822	26	74,974	(25,000)	-	50,000
Shares issued for services at $0.0292
per share	311,316	3	9,087	-	-	9,090
Shares issued for partial conversion of loan at
$0.01 per share	625,000	6	6,244	-	-	6,250
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	15,238	-	-	15,238
Shares issued for services at $0.0292
per share	233,721	2	6,823	-	-	6,825
Shares issued for services at $0.0292
per share	58,172	1	1,698	-	-	1,699
Shares issued for services at $0.0292
per share	15,512	-	453	-	-	453
Shares issued for services at $0.0292
per share	77,485	1	2,262	-	-	2,263
Payment of subscription receivable	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(579,859)	(579,859)
Balance - December 31, 2012	129,017,612	1,290	287,694	-	(1,601,901)	(1,312,917)

Issuance of common shares upon partial	-	-	-	-	-	-
conversion of note at $0.01 per share	300,000	3	2,997	-	-	3,000
Shares issued for services at $0.01
per share	31,584	-	316	-	-	316
Issuance of common shares upon partial
conversion of note at $0.005 per share	1,200,000	12	5,988	-	-	6,000
Shares issued for services at $0.005
per share	125,956	1	629	-	-	630
Issuance of common shares upon partial
conversion of note at $0.0007 per share	4,000,000	40	2,760	-	-	2,800
Shares issued for services at $0.0007
per share	419,866	4	290	-	-	294
Issuance of common shares upon partial
conversion of note at $0.00097 per share	12,000,000	120	11,520	-	-	11,640
Shares issued for services at $0.00097
per share	1,259,600	13	1,209	-	-	1,222
Issuance of common shares upon partial
conversion of note at $0.0017 per share	8,089,324	81	13,671	-	-	13,752
Shares issued for services at $0.0017
per share	849,190	9	1,435	-	-	1,444
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	29,241	-	-	29,241
Net loss	-	-	-	-	(140,902)	(140,902)
Balance - June 30, 2013	157,293,132	$1,573	$357,750	$-	$(1,742,803)	$(1,383,480)

See accompanying notes to unaudited condensed  financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to June 30, 2013

	From January 2, 2009 (Inception) to June 30,	For the Six Months Ended June 30,
	2013	2013	2012

Cash flows from operating activities:
Net (loss)	$(1,742,802)	$(140,902)	$(326,155)
Adjustments to reconcile net (loss) to
net cash (used by) operating activities:
Derivative expense	(73,884)	29,240	15,238
Depreciation	2,062	325	325
Prepaid expenses	-	750	3,010
Security deposits	(750)	-	(750)
Accounts payable and accrued expenses	863,404	80,696	77,625
Customer deposits	45,000	-
Derivative liability	289,392	(32,775)	228,902
Stock issued for services	146,402	3,906	39,892
Net cash used in operating activities	(471,176)	(58,760)	38,087

Cash flows from investing activities:
Loan receivable - other	(96,549)	-	-
Purchase of equipment	(3,250)	-	-
Net cash provided by (used in) investing activities	(99,799)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	168,442	37,192	106,250
Proceeds from issuance of convertible notes payable	275,290	-	-
Repayments of convertible notes payable	(6,250)	-	(6,250)
Capitalized derivative costs upon conversion	21,488	-	-
Stockholders' loans - proceeds	62,286	(16,549)	750
Stockholders' loans - repayments	(65,547)	-	(34,250)
Loans payable - other - proceeds	128,980	13,980	-
Loans payable - other - repayments	(13,000)	-	(104,290)
Net cash provided by financing activities	571,689	34,623	66,500

Net increase in cash	714	(24,137)	104,587
Cash - January 1	-	24,851	1,409
Cash - June 30	$714	$714	$105,996

Supplemental cash flow information:
Cash paid during the period for:
Interest	$25,177	$3,825	$-
Income taxes	$-	$-	$-

See accompanying notes to unaudited condensed  financial statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year. The Company is in the development stage. The Company intends to sell ice cream and related frozen products on the internet. The Company has chosen December 31 as a year-end and has had limited activity from inception through June 30, 2013.

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
June 30, 2013

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
June 30, 2013

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

Note 2. LOANS PAYBLE - STOCKHOLDERS

At June 30, 2013 the Company was indebted to two stockholders in the amount of $15,538. The loans bear no interest and are due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

The conversion feature was fair valued at $25,000 at February 25, 2013 and $25,868 at June 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

On February 28, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $100,800. Terms of the note are as follows: principal balance of $100,800, maturity date of February 28, 2015, interest accrues at the rate of 12% per anum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the average lowest intraday trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement or $0.01, whichever is lower.

The conversion feature was fair valued at $100,800 at February 28, 2013 and $103,854 at June 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

On May 1, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $15,000. Terms of the note are as follows: principal balance of $15,000, maturity date of May 1, 2014, interest accrues at the rate of 10% per anum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

The conversion feature was fair valued at $15,000 at May 1, 2013 and $15,250 at June 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS (continued)

On June 1, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $12,000. Terms of the note are as follows: principal balance of $12,000, maturity date of June 1, 2014, interest accrues at the rate of 10% per anum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

The conversion feature was fair valued at $12,000 at June 1, 2013 and $12,097 at June 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

Note 4. STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2013 and December 31, 2013, 157,293,132 and 129,017,612 shares of common stock were issued and outstanding, respectively.

At inception, the Company issued 99,184,000 shares of its common stock for costs and services related to its organization aggregating $992, which approximated the fair market value of the costs and services provided. Accordingly, the Company recorded a charge to operations of $992 during the year ended December 31, 2009.

During August 2009, the Company entered into an agreement with three individuals for consulting services in exchange for the issuance of 2,000,000 shares of common stock. The shares were valued at their fair market value of $100,000 and the value was charged to operations as general and administrative expenses.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 4. STOCKHOLDERS' EQUITY (continued)

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 4. STOCKHOLDERS' EQUITY (continued)

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

In March 2013, the Company issued 300,000 shares of common stock at $0.01 per share as partial conversion of a note.

In March 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 31,584 shares of its common stock for consulting services at $0.01 per share. The shares were valued at their fair market value of $316 and the value was charged to operations as professional fees.

In April 2013, the Company issued 1,200,000 shares of common stock at $0.005 per share as partial conversion of two notes.

In April 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 136,789 shares of its common stock for consulting services at $0.005 per share. The shares were valued at their fair market value of $684 and the value was charged to operations as professional fees.

In May 2013, the Company issued 4,000,000 shares of common stock at $0.0007 per share as partial conversion of a note.

In May 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 419,866 shares of its common stock for consulting services at $0.0007 per share. The shares were valued at their fair market value of $294 and the value was charged to operations as professional fees.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 4. STOCKHOLDERS' EQUITY (continued)

In May 2013, the Company issued 12,000,000 shares of common stock at $0.00097 per share as partial conversion of a note.

In May 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 1,259,600 shares of its common stock for consulting services at $0.00097 per share. The shares were valued at their fair market value of $1,222 and the value was charged to operations as professional fees.

In June 2013, the Company issued 8,089,324 shares of common stock at $0.0017 per share as partial conversion of a note.

In June 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 849,189 shares of its common stock for consulting services at $0.0017 per share. The shares were valued at their fair market value of $1,444 and the value was charged to operations as professional fees.

Note 5. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

As of June 30, 2013, the Company has a net operating loss carryforward of approximately $1,553,000. This loss will be available to offset future taxable income. If not used, this carryforward loss will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at June 30, 2013. The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39	) %
	0%

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 6. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2013, the Company incurred a net loss of approximately $1,743,000. In addition, the Company has no significant assets or revenue generating operations.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2013

Note 7. SUBSEQUENT EVENTS

On February 22, 2013, the Company entered into an agreement to purchase all of the outstanding shares of Miami Ice Machine Company as reported on Form 8-K filed with the Securities and Exchange Commission on February 28, 2013. The Company has not closed on this acquisition.

The Company is authorized to issue up to 500,000,000 shares of Preferred stock. On July 8, 2013, the Company's Board of Directors authorized a two new series of preferred stock to be designated as Series A Preferred Stock and Series B Preferred Stock. Series A has customary anti-dilution protection with respect to conversion and voting rights. Series B is convertible into the Company's stock on a 500 to 1 basis and votes on all matters on a 500 votes per one share basis. Series B also has customary anti-dilution protection with respect to conversion and voting rights.

On July 17, 2013, the Company issued 10,250,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred Stock”) to the Company's Chairman. Also on July 17, 2013, a like number of shares were issued to the Company's CEO.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business

The Company was started in January 2009. For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company had net losses of $140,902, $326,155 and $1,742,803 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. To date management has been able to finance the business via private placements of its common stock and the issuance of debt.

Revenues

For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company recorded revenue of $0, $1,104 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2013, the Company incurred a net loss of approximately $1,742,803. Management has been able, thus far, to finance the losses of the business through private placements of its common stock and the issuance of debt. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease normal operations.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share based on the authoritative guidance. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses, common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

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

Results of Operations for the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013

Revenue. For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company recorded revenue of $0, $1,104 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding.

Gross Income. For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company’s gross income was $0, $704 and $67,607 respectively. The decline in gross income occurred because the Company needed to restrict the full execution of its business plan due to a lack of funding, which decreased the Company’s revenue and gross income.

Expenses. For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company’s total expenses were $149,601, $165,552 and $1,553,048 respectively.

Other Income and Expenses. For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, other income and expenses were $8,699, ($161,307) and ($257,362) respectively. The figure of ($257,362) from inception to June 30, 2013 consisted of $119,473 in derivative income and ($376,835) in interest expense.

Net Loss. For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, the Company had net losses of $140,902, $326,155 and $1,742,803 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. This is illustrated in the Company’s net loss from inception to June 30, 2013 of $1,742,803, of which $1,311,872 came from these three categories (consisting of accrued officer’s compensation of $555,000, accrued director’s fees of $427,500 and professional fees of $329,372).

As of June 30, 2013, the Company had an accumulated deficit of $1,742,803, and as of December 31, 2012, the Company’s accumulated deficit was $1,601,518.

Financial Condition, Liquidity and Capital Resources

The Company is currently illiquid. There is substantial doubt about our ability to continue as a going concern, which is dependent on the Company’s ability to raise additional capital, as well as successful implementation of its business plan which contemplates increasing revenues significantly.

Management has been able, thus far, to finance the losses of the business through private placements of its common stock and the issuance of debt. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease normal operations.

Since its inception, the Company has been funded by its Chairman and Chief Executive Officer, and persons related to or acquainted with these. We currently have no internal sources of liquidity. To remedy the current deficiency in our liquidity position, we continue to seek external sources of capital through additional private equity offerings, strategic agreements with partner companies, and private debt placement. To date, the majority of our funding has been derived from private debt placement from a small number of accredited investors, and it is possible that we will obtain future funding from these investors. Whether we will be successful in obtaining additional capital, or obtaining such capital on commercially reasonable terms, and whether we can significantly increase revenues, is uncertain. We are not aware of any known trends, favorable or unfavorable, in our capital resources nor aware of any material changes in the mix and relative cost of such resources. We are unable to predict whether any known demands, commitments, events or uncertainties will result in or are reasonably likely to result in the Company’s cash liquidity increasing or decreasing in any material way, which creates uncertainty in the Company’s ability to continue to operate.

The Company currently has no material commitments for capital expenditures.

As of June 30, 2013, current assets were $97,263, which consisted of $714 of cash and $96,549 in loan receivables. As of December 31, 2012, current assets were $122,150, which consisted of $24,851 of cash, $750 of prepaid expenses and $96,549 in loan receivables.

As of June 30, 2013, total current liabilities were $1,193,289, which consisted of $863,404 of accounts payable expenses, $45,000 in customer deposits and $284,885 of loan payable obligations. As of December 31, 2012, total current liabilities were $1,115,163, which consisted of $782,709 of accounts payable expenses, $45,000 in customer deposits and $287,454 of loan payable obligations.

As of June 30, 2013, non-current liabilities were $289,392 consisting solely of derivative liabilities, and as of December 31, 2012, non-current liabilities were $322,167, consisting solely of derivative liabilities.

For the six months ended June 30, 2013 and 2012, and for the period from inception to June 30, 2013, net cash used by operating activities was ($58,760), $38,087 and ($471,176) respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through June 30, 2013. Cash flows from financing activities for the period from January 1 to June 30, 2013 were $34,623 consisting of $37,192 in proceeds from the sale of common stock, ($16,549) in proceeds from stockholders’ loans and $13,980 in proceeds from other loans payable.

For period of January 1 to June 30, 2012, cash flows from financing activities were $66,500 consisting of $106,250 in proceeds from the sale of common stock, ($6,250) in repayment of convertible notes payable, $750 in proceeds from stockholders’ loans, ($34,250) in repayments of stockholders’ loans and ($104,290) in repayments of other loans payable.

 For the period from inception through June 30, 2013, cash flows from financing activities totaled $571,689, consisting of $168,442 in common stock issuances, $275,290 in issuances of convertible notes payable, ($6,250) in repayments of convertible loans payable, $21,488 in capitalized derivative costs, $62,286 in proceeds from stockholders’ loans, ($65,547) in repayments of stockholders’ loans, $128,980 in proceeds from other loans payable and ($13,000) in repayments of other loans payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that apply to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting or in other factors that could affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of June 30, 2013, our internal control over financial reporting was not effective.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

Not required for smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description

2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)

3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)

3.1	Amendment to Articles of Incorporation (2)

3.2	Bylaws of Frozen Food Gift Group, Inc. (2)

3.3	Amendment to Articles of Incorporation filed with the Delaware Secretary of State on May 22, 2013*

4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)

4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)

10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)

10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)

10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)

10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)

10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)

10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)

10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)

10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)

10.9	Resignation of Director from Company’s Board (5)

10.10	Private Issuance of Common Shares (6)

10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)

10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)

10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)

10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)

10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (6, 11)

10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (6, 11)

10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)

10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)

10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (11)

10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012 (11)

10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (11)

10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (10, 11)

10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (10, 11)

10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (10, 11)

10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013 (11)

10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013 (11)

10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013 (11)

10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013 (11)

10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013 (11)

10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)

10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)

10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)

10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)

10.34	10% Convertible Note issued to Tangiers Investors, LP, dated May 1, 2013 (12)

10.35	Note Purchase Agreement with Tangiers Investors, LP, dated May 1, 2013 (12)

10.36	10% Convertible Note issued to Tangiers Investors, LP, dated June 1, 2013 (*, 13)

10.37	Note Purchase Agreement with Tangiers Investors, LP, dated June 1, 2013 (*, 13)

10.38	10% Convertible Note issued to Tangiers Investors, LP, dated July 1, 2013 (*, 14)

10.39	Note Purchase Agreement with Tangiers Investors, LP, dated July 1, 2013 (*, 14)

10.40	10% Convertible Note issued to Tangiers Investors, LP, dated August 8, 2013 (*, 16)

10.41	Note Purchase Agreement with Tangiers Investors, LP, dated August 8, 2013 (*, 16)

14.0	Code of Ethics (2)

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

*          Filed herewith
(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.
(11)	Previously filed on Form 10-K on April 15, 2013.
(12)	Previously filed on Form 10-Q on May 20, 2013.
(13)	Previously filed on Form 8-K on June 3, 2013.
(14)	Previously filed on Form 8-K on July 8, 2013.
(15)	Previously filed on Form 8-K on July 15, 2013.
(16)	Previously filed on Form 8-K on August 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: August 19, 2013	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer