Form 10-Q
period 2013-09-30
Frozen Food Gift Group, Inc
filed 2013-11-19
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2013
Or

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

8895 Towne Centre Dr., Suite 105, San Diego, CA 92122
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

Large accelerated filer	☐		Accelerated filer		☐
Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company		☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			☐	Yes	☑	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As September 30 2013, the Company had 229,057,603 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Balance Sheets
September 30, 2013 and December 31, 2012

ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash	$71	$24,851
Prepaid expenses	-	750
Inventory	-	-
Loan receivable - other	96,549	96,549
Total current assets	96,620	122,150

Furniture and equipment, net	1,025	1,513

Security deposits	750	750

	$98,395	$124,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$913,528	$782,708
Customer deposits	45,000	45,000
Loans payable - stockholders	15,288	15,538
Convertible notes payable - stockholder - net of unamortized discount	181,826	165,916
Loans payable - other	112,209	106,000
Total current liabilities	1,267,851	1,115,162

Non-current Liabilities
Derivative liability	303,476	322,167
Total non-current liabilities	303,476	322,167

Stockholders' Equity:
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
229,173,063 and 129,017,612 shares issued and outstanding, respectively	2,291	1,290
Additional paid in capital	399,712	287,694
Deficit accumulated during development stage	(1,874,935)	(1,601,900)
	(1,472,932)	(1,312,916)

	$98,395	$124,413

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Operations
For the Nine Months Ended September 30, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to September 30, 2013
(Unaudited)

	From
	January 2,
	2009
	(Inception) to
	September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013	2012

Revenue	$156,028	$-	$2,302	$-	$3,406
Cost of goods sold	88,421	-	375	-	775
Gross income	67,607	-	1,927	-	2,631

Expenses:
General and administrative expenses	789,222	1,944	4,833	9,147	9,386
Officer's compensation	330,000	30,000	30,000	90,000	90,000
Advertising and promotion	59,582	2	4,628	3,753	6,345
Director's fees	247,500	22,500	22,500	67,500	67,500
Professional fees	166,209	14,273	20,280	41,595	71,526
Rent	20,102	1,288	2,849	5,788	3,524
Selling expenses	316	30	2,517	316	3,367
Telephone	10,731	577	844	2,116	2,355
	1,623,662	70,614	88,451	220,215	254,003

Net (loss) before other income and expenses	(1,556,055)	(70,614)	(86,524)	(220,215)	(251,372)

Other income and expenses
Derivative income/(expense)	114,585	(4,888)	(158)	116,172	224
Interest expense	(433,465)	(56,630)	(30,310)	(168,991)	(191,999)
Provision for income taxes	-	-	-	-	-
	(318,880)	(61,518)	(30,468)	(52,819)	(191,775)

Net (loss)	$(1,874,935)	$(132,132)	$(116,992)	$(273,034)	$(443,147)

(Loss) per common share - Basic and fully
diluted	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - Basic and fully diluted	119,449,455	132,103,311	128,946,193	150,078,796	124,438,050

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to September 30, 2012
(Unaudited)

					Accumulated
					Deficit
			Additional		During
	Common Stock		Paid in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
January 2, 2009 - Issuance of common
stock for services at $.00001 per share	99,184,000	$992	$-	$-	$-	$992
Shares issued for services at $0.05 per share	2,000,000	20	99,980	-	-	100,000
Net loss	-	-	-	-	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	99,980	-	(336,111)	(235,119)

Shares issued for services at $0.00001 per
share	11,242,666	112	-	-	-	112
Net loss	-	-	-	-	(357,090)	(357,090)
Balance - December 30, 2010	112,426,666	1,124	99,980	-	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	-	1,500	-	-	1,500
Net loss	-	-	-	-	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	101,480	-	(1,022,042)	(919,438)

Shares issued for cash at $0.0055 per share
per share	9,118,108	91	49,909	-	-	50,000
Shares issued for services at $0.0055
per share	2,022,014	20	11,101	-	-	11,121
Shares issued for services at $0.0055
per share	1,268,544	13	6,964	-	-	6,977
Shares issued for services at $0.0055
per share	266,252	3	1,461	-	-	1,464
Shares issued for cash at $0.02924
per share	2,564,822	26	74,974	(25,000)	-	50,000
Shares issued for services at $0.0292
per share	311,316	3	9,087	-	-	9,090
Shares issued for partial conversion of loan at
$0.01 per share	625,000	6	6,244	-	-	6,250
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	15,238	-	-	15,238
Subtotals	128,632,722	$1,286	$276,458	$(25,000)	$(1,022,042)	$(769,298)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to September 30, 2012
(Unaudited)

					Accumulated
					Deficit
			Additional		During
	Common Stock		Paid in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total
Subtotals	128,632,722	$1,286	$276,458	$(25,000)	$(1,022,042)	$(769,298)
Shares issued for services at $0.0292
per share	233,721	2	6,823	-	-	6,825
Shares issued for services at $0.0292
per share	58,172	1	1,698	-	-	1,699
Shares issued for services at $0.0292
per share	15,512	-	453	-	-	453
Shares issued for services at $0.0292
per share	77,485	1	2,262	-	-	2,263
Payment of subscription receivable	-	-	-	25,000	-	25,000
Net loss	-	-	-	-	(579,859)	(579,859)
Balance - December 31, 2012	129,017,612	1,290	287,694	-	(1,601,901)	(1,312,917)

Issuance of common shares upon partial	-	-	-	-	-	-
conversion of note at $0.01 per share	300,000	3	2,997	-	-	3,000
Shares issued for services at $0.01
per share	31,584	-	316	-	-	316
Issuance of common shares upon partial
conversion of note at $0.005 per share	1,200,000	12	5,988	-	-	6,000
Shares issued for services at $0.005
per share	125,956	1	629	-	-	630
Issuance of common shares upon partial
conversion of note at $0.0007 per share	4,000,000	40	2,760	-	-	2,800
Shares issued for services at $0.0007
per share	419,866	4	290	-	-	294
Issuance of common shares upon partial
conversion of note at $0.00097 per share	12,000,000	120	11,520	-	-	11,640
Shares issued for services at $0.00097
per share	1,259,600	13	1,209	-	-	1,222
Issuance of common shares upon partial
conversion of note at $0.0017 per share	8,089,324	81	13,671	-	-	13,752
Shares issued for services at $0.0017
per share	849,190	9	1,435	-	-	1,444
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	29,241	-	-	29,241
Issuance of common shares upon partial
conversion of note at $0.001 per share	6,000,000	60	5,940	-	-	6,000
Shares issued for services at $0.001
per share	629,851	6	624	-	-	630
Issuance of common shares upon partial
conversion of note at $0.00063 per share	6,229,587	62	3,617	-	-	3,679
Shares issued for services at $0.00063
per share	1,283,733	13	796	-	-	809
Issuance of common shares upon partial
conversion of note at $0.00035 per share	16,398,371	164	5,575	-	-	5,739
Shares issued for services at $0.00035
per share	3,004,968	30	1,022	-	-	1,052
Issuance of common shares upon partial
conversion of note at $0.00023 per share	7,700,000	77	1,694	-	-	1,771
Shares issued for services at $0.00023
per share	3,813,190	38	839	-	-	877
Issuance of common shares upon partial
conversion of note at $0.0003 per share	20,821,533	208	6,038	-	-	6,246
Shares issued for services at $0.0003
per share	5,998,698	60	1,740	-	-	1,800
Conversion feature liability being reclassified to
equity upon partial conversion of note payable	-	-	14,077	-	-	14,077
Net loss	-	-	-	-	(273,034)	(273,034)
Balance - September 30, 2013	229,173,063	$2,291	$399,712	$-	$(1,874,935)	$(1,472,932)

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statement of Cash Flows
September 30, 2013 and December 31, 2012

	From
	January 2,
	2009
	(Inception) to
	September 30,	For the Nine Months Ended September 30,
	2013	2013	2012
Cash flows from operating activities:
Net (loss)	$(1,874,934)	$(273,034)	$(443,147)
Adjustments to reconcile net (loss) to
net cash (used by) operating activities:
Derivative expense	(126,984)	(45,348)	(69,887)
Depreciation	2,225	488	488
Prepaid expenses	-	750	3,770
Security deposits	(750)	-	(750)
Accounts payable and accrued expenses	913,528	130,820	110,600
Customer deposits	45,000	-	-
Derivative liability	303,476	(18,691)	253,571
Stock issued for services	151,570	9,074	39,892
Net cash used in operating activities	(586,869)	(195,941)	(105,463)

Cash flows from investing activities:
Loan receivable - other	(96,549)	-	-
Purchase of equipment	(3,250)	-	-
Net cash provided by (used in) investing activities	(99,799)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	191,877	60,627	131,250
Proceeds from issuance of convertible notes payable	379,365	104,075	119,040
Repayments of convertible notes payable	(6,250)
Stockholders' loans - proceeds	79,435	600	750
Stockholders' loans - repayments	(65,897)	(350)	(31,000)
Loans payable - other - proceeds	140,800	25,800
Loans payable - other - repayments	(32,591)	(19,591)	(108,290)
Net cash provided by financing activities	686,739	171,161	111,750

Net increase in cash	71	(24,780)	6,287
Cash - January 1	-	24,851	540
Cash - September 30	$71	$71	$6,827

Supplemental cash flow information:
Cash paid during the period for:
Interest	$21,352	$-	$-
Income taxes	$-	$-	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in our financial statements and notes thereto and the related "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Summary and Outlook of the Business

The Company was started in January 2009. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company had net losses of $273,034, $443,147and $1,874,935 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. To date management has been able to finance the business via private placements of its common stock and the issuance of debt.

Revenues

For the nine months ended September  30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company recorded revenue of $0, $3,406 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2013, the Company incurred a net loss of approximately $1,874,935. Management has been able, thus far, to finance the losses of the business through private placements of its common stock and the issuance of debt. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease normal operations.

Recent Developments during the Quarter:

Miami Ice Machine Company – On February 22, 2013, Frozen Food Gift Group entered into a Definitive Purchase Agreement with Miami Ice Machine Company for $880,000 in restricted common stock.  The  initial payment of 21,600,000 shares of restricted common stock was issued shortly afterwards.   On August 30, 2013, the Company received notice from one of the two prior owners, Mr. Jeffrey Saltzman, via his attorney, that states he believes he believes the Purchase Agreement is in dispute, and would like to enter into mediation to rescind the Agreement and negotiate a settlement.  On September 6, 2013, the Company responded that it disagrees with Mr. Saltzman’s assertion, and did not agree to the mediation or settlement.  Because the Company has not been able to fully audit Miami Ice Machine, the Company has not recorded or recognized any financial data such as revenues, gross profits or expenses directly relating to the operations of Miami Ice Machine Company.  The company has recorded the shares as issued thus far, and will seek return of these shares if agreement cannot be reached. As of September 30, 2013, the Purchase Agreement is still in dispute and ongoing efforts are being made to resolve the issue.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Results of Operations for the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013

Revenue. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company recorded revenue of $0, $3,406 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding.

Gross Income. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company’s gross income was $0, $2,631 and $67,607 respectively. The decline in gross income occurred because the Company needed to restrict the full execution of its business plan due to a lack of funding, which decreased the Company’s revenue and gross income.

Expenses. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company’s total expenses were $220,215, $254,003 and $1,623,662 respectively.

Other Income and Expenses. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, other income and expenses were $52,819, $191,775 and $318,880 respectively. The figure of $318,880 from inception to September  30, 2013 consisted of $114,585 in derivative income and ($433,465) in interest expense.

Net Loss. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company had net losses of $273,034, $443,147 and $1,874,935 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. This is illustrated in the Company’s net loss from inception to September  30, 2013 of $1,874,935, of which $743,709 came from these three categories (consisting of accrued officer’s compensation of $330,000, accrued director’s fees of $247,500 and professional fees of $166,209).

As of September  30, 2013, the Company had an accumulated deficit of $1,874,935, and as of December 31, 2012, the Company’s accumulated deficit was $1,601,900.

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

As of September  30, 2013, current assets were $96,620, which consisted of $71 of cash and $96,549 in loan receivables. As of December 31, 2012, current assets were $122,150, which consisted of $24,851 of cash, $750 of prepaid expenses and $96,549 in loan receivables.

As of September 30, 2013, total current liabilities were $1,267,851 which consisted of $913,528 of accounts payable and accrued expenses, $45,000 in customer deposits and $309,323 of loan payable obligations. As of December 31, 2012, total current liabilities were $1,115,162, which consisted of $782,708 of accounts payable expenses, $45,000 in customer deposits and $287,454 of loan payable obligations.

As of September 30, 2013, non-current liabilities were $303,476 consisting solely of derivative liabilities, and as of December 31, 2012, non-current liabilities were $322,167, also consisting solely of derivative liabilities.

For the nine months ended September 30, 2013 and 2012, and for the period from inception to September  30, 2013, net cash used by operating activities was ($195,941), ($105,463) and ($586,869) respectively.

Cash flows from financing activities represented the Company’s principal source of cash for the period from inception through September 30, 2013. Cash flows from financing activities for the period from January 1 to September 30, 2013 were $171,161 including $60,627 in proceeds from the sale of common stock and $104,075 in proceeds from the issuance of convertible notes.

For period of January 1 to September 30, 2012, cash flows from financing activities were $111,750 including $131,250 in proceeds from the sale of common stock, $119,040 in proceeds from the issuance of convertible notes, ($31,000) in repayments of stockholders’ loans and ($108,290) in repayments of other loans payable.

For the period from inception through September 30, 2013, cash flows from financing activities totaled $686,739, including $191,877 in common stock issuances, $379,365 in issuances of convertible notes payable,  ($6,250) in repayments of convertible loans payable, $79,435 in proceeds from stockholders’ loans, ($65,897) in repayments of stockholders’ loans, $140,800 in proceeds from other loans payable and ($32,591) in repayments of other loans payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of September 30, 2013, our internal control over financial reporting was not effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description
2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)
3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)
3.1	Amendment to Articles of Incorporation (2)
3.2	Bylaws of Frozen Food Gift Group, Inc. (2)
3.3	Amendment to Articles of Incorporation filed with the Delaware Secretary of State on May 22, 2013*
4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)
4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)
10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)
10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)
10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)
10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)
10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)
10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)
10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)
10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)
10.9	Resignation of Director from Company’s Board (5)
10.10	Private Issuance of Common Shares (6)
10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)
10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (11)
10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012 (11)
10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (11)
10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (10, 11)
10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (10, 11)
10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (10, 11)
10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013 (11)
10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013 (11)
10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013 (11)
10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013 (11)
10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013 (11)
10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)
10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)
10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)
10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)
10.34	10% Convertible Note issued to Tangiers Investors, LP, dated May 1, 2013 (12)
10.35	Note Purchase Agreement with Tangiers Investors, LP, dated May 1, 2013 (12)
10.36	10% Convertible Note issued to Tangiers Investors, LP, dated June 1, 2013 (*, 13)
10.37	Note Purchase Agreement with Tangiers Investors, LP, dated June 1, 2013 (*, 13)
10.38	10% Convertible Note issued to Tangiers Investors, LP, dated July 1, 2013 (*, 14)
10.39	Note Purchase Agreement with Tangiers Investors, LP, dated July 1, 2013 (*, 14)
10.40	10% Convertible Note issued to Tangiers Investors, LP, dated August 8, 2013 (*, 16)
10.41	Note Purchase Agreement with Tangiers Investors, LP, dated August 8, 2013 (*, 16)
10.42	10% Convertible Note issued to Tangiers Investors, LP, dated October 9, 2013 (*, 17)
10.43	Note Purchase Agreement with Tangiers Investors, LP, dated October 9, 2013 (*, 17)
14.0	Code of Ethics (2)
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

99.4	Temporary Hardship Exemption*

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.
(11)	Previously filed on Form 10-K on April 15, 2013.
(12)	Previously filed on Form 10-Q on May 20, 2013.
(13)	Previously filed on Form 8-K on June 3, 2013.
(14)	Previously filed on Form 8-K on July 8, 2013.
(15)	Previously filed on Form 8-K on July 15, 2013.
(16)	Previously filed on Form 8-K on August 12, 2013.
(17)	Previously filed on Form 8-K on October 16, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: November 19, 2013	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer