Form 10-Q/A
period 2013-09-30
Frozen Food Gift Group, Inc
filed 2014-02-14
CIK 1486526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q/A

———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________ to ________

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Condensed Balance Sheets

September 30, 2013 and December 31, 2012

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Current Assets:
Cash	$71	$24,851
Prepaid expenses	–	750
Inventory	–	–
Loan receivable - other	96,549	96,549
Total current assets	96,620	122,150

Furniture and equipment, net	1,025	1,513

Security deposits	750	750

	$98,395	$124,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$745,764	$782,708
Customer deposits	45,000	45,000
Loans payable - stockholders	15,288	15,538
Convertible notes payable - stockholder - net of unamortized discount	181,826	165,916
Loans payable - other	112,209	106,000
Total current liabilities	1,100,087	1,115,162

Non-current Liabilities
Derivative liability	303,476	322,167
Total non-current liabilities	303,476	322,167

Stockholders' Equity:
Series A Convertible Preferred Stock, no par value; 9,118,108 shares authorized, -0- Shares issued and outstanding, respectively	–	–
Series B Convertible Preferred Stock, no par value; 20,500,000 shares authorized, -0- Shares issued and outstanding, respectively	205	–
Common stock, $0.00001 par value; 20,000,000,000 shares authorized, 229,173,063 and 129,017,612 shares issued and outstanding, respectively	2,291	1,290
Additional paid in capital	579,507	287,694
Deficit accumulated during development stage	(1,887,171)	(1,601,900)
	(1,305,168)	(1,312,916)

	$98,395	$124,413

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Condensed Statements of Operations

For the Nine Months Ended September 30, 2013 and 2012, and for the Period

From January 2, 2009 (Inception) to September 30, 2013

(Unaudited)

	From January 2, 2009 (Inception) to September 30,	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013	2012

Revenue	$156,028	$–	$2,302	$–	$3,406
Cost of goods sold	88,421	–	375	–	775
Gross income	67,607	–	1,927	–	2,631

Expenses:
General and administrative expenses	789,222	1,944	4,833	9,147	9,386
Officer's compensation	330,000	30,000	30,000	90,000	90,000
Advertising and promotion	59,582	2	4,628	3,753	6,345
Director's fees	247,500	22,500	22,500	67,500	67,500
Professional fees	166,209	14,273	20,280	41,595	71,526
Rent	20,102	1,288	2,849	5,788	3,524
Selling expenses	316	30	2,517	316	3,367
Telephone	10,731	577	844	2,116	2,355
	1,623,662	70,614	88,451	220,215	254,003

Net (loss) before other income and expenses	(1,556,055)	(70,614)	(86,524)	(220,215)	(251,372)

Other income and expenses
Derivative income/(expense)	114,585	(4,888)	(158)	116,172	224
Interest expense	(445,701)	(68,866)	(30,310)	(181,227)	(191,999)
Provision for income taxes	–	–	–	–	–
	(331,116)	(73,754)	(30,468)	(65,055)	(191,775)

Net (loss)	$(1,887,171)	$(144,368)	$(116,992)	$(285,270)	$(443,147)

(Loss) per common share - Basic and fully diluted	$(0.02)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and fully diluted	119,449,455	132,103,311	128,946,193	150,078,796	124,438,050

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from January 2, 2009 (Inception) to September 30, 2013

(Unaudited)

			Convertible Preferred Stock				Additional		Accumulated Deficit During
	Common Stock		Series A		Series B		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
January 2, 2009 - Issuance of common stock for services at $.00001 per share	99,184,000	$992	–	$–	–	$–
Shares issued for services at $0.05 per share	2,000,000	20	–	–	–	–
Net loss	–	–	–	–	–	–	–	–	(336,111)	(336,111)
Balance - December 31, 2009	101,184,000	1,012	–	–	–	–	99,980	–	(336,111)	(235,119)
Shares issued for services at $0.00001 per share	11,242,666	112	–	–	–	–	–	–	–	112
Net loss	–	–	–	–	–	–	–	–	(357,090)	(357,090)
Balance - December 30, 2010	112,426,666	1,124	–	–	–	–	99,980	–	(693,201)	(592,097)

Shares issued for services at $0.05 per share	30,000	–	–	–	–	–	1,500	–	–	1,500
Net loss	–	–	–	–	–	–	–	–	(328,841)	(328,841)
Balance - December 31, 2011	112,456,666	1,124	–	–	–	–	101,480	–	(1,022,042)	(919,438)
Shares issued for cash at $0.0055 per share per share	9,118,108	91	–	–	–	–	49,909	–	–	50,000
Shares issued for services at $0.0055 per share	2,022,014	20	–	–	–	–	11,101	–	–	11,121
Shares issued for services at $0.0055 per share	1,268,544	13	–	–	–	–	6,964	–	–	6,977
Shares issued for services at $0.0055 per share	266,252	3	–	–	–	–	1,461	–	–	1,464
Shares issued for cash at $0.02924 per share	2,564,822	26	–	–	–	–	74,974	(25,000)	–	50,000
Shares issued for services at $0.0292 per share	311,316	3	–	–	–	–	9,087	–	–	9,090
Shares issued for partial conversion of loan at $0.01 per share	625,000	6	–	–	–	–	6,244	–	–	6,250
Conversion feature liability being reclassified to equity upon partial conversion of note payable	–	–	–	–	–	–	15,238	–	–	15,238
Subtotals	128,632,722	$1,286	–	$–	–	$–	$276,458	$(25,000)	$(1,022,042)	$(769,298)

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from January 2, 2009 (Inception) to September 30, 2012

(Unaudited)

									Accumulated Deficit
			Convertible Preferred Stock				Additional		During
	Common Stock		Series A		Series B		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Subtotals	128,632,722	$1,286	–	$–	–	$–	$276,458	$(25,000)	$(1,022,042)	$(769,298)
Shares issued for services at $0.0292 per share	233,721	2	–	–	–	–	6,823	–	–	6,825
Shares issued for services at $0.0292 per share	58,172	1	–	–	–	–	1,698	–	–	1,699
Shares issued for services at $0.0292 per share	15,512	–	–	–	–	–	453	–	–	453
Shares issued for services at $0.0292 per share	77,485	1	–	–	–	–	2,262	–	–	2,263
Payment of subscription receivable	–	–	–	–	–	–	–	25,000	–	25,000
Net loss	–	–	–	–	–	–	–	–	(579,859)	(579,859)
Balance - December 31, 2012	129,017,612	1,290	–	–	–	–	287,694	–	(1,601,901)	(1,312,917)

Issuance of common shares upon partial conversion of note at $0.01 per share	300,000	3	–	–	–	–	2,997	–	–	3,000
Shares issued for services at $0.01 per share	31,584	–	–	–	–	–	316	–	–	316
Issuance of common shares upon partial conversion of note at $0.005 per share	1,200,000	12	–	–	–	–	5,988	–	–	6,000

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from January 2, 2009 (Inception) to September 30, 2012

(Unaudited) (continued)

									Accumulated Deficit
			Convertible Preferred Stock				Additional		During
	Common Stock		Series A		Series B		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Shares issued for services at $0.005 per share	125,956	1	–	–	–	–	629	–	–	630
Issuance of common shares upon partial conversion of note at $0.0007 per share	4,000,000	40	–	–	–	–	2,760	–	–	2,800
Shares issued for services at $0.0007 per share	419,866	4	–	–	–	–	290	–	–	294
Issuance of common shares upon partial conversion of note at $0.00097 per share	12,000,000	120	–	–	–	–	11,520	–	–	11,640
Shares issued for services at $0.00097 per share	1,259,600	13	–	–	–	–	1,209	–	–	1,222
Issuance of common shares upon partial conversion of note at $0.0017 per share	8,089,324	81	–	–	–	–	13,671	–	–	13,752
Shares issued for services at $0.0017 per share	849,190	9	–	–	–	–	1,435	–	–	1,444

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from January 2, 2009 (Inception) to September 30, 2012

(Unaudited) (continued)

									Accumulated Deficit
			Convertible Preferred Stock				Additional		During
	Common Stock		Series A		Series B		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Conversion feature liability being reclassified to equity upon partial conversion of note payable	–	–	–	–	–	–	29,241	–	–	29,241
Issuance of preferred series B shares as partial payment of accrued expenses at $0.00878 per share	–	–	–	–	20,500,000	205	179,795	–	–	180,000
Issuance of common shares upon partial conversion of note at $0.001 per share	6,000,000	60	–	–	–	–	5,940	–	–	6,000
Shares issued for services at $0.001 per share	629,851	6	–	–	–	–	624	–	–	630
Issuance of common shares upon partial conversion of note at $0.00063 per share	6,229,587	62	–	–	–	–	3,617	–	–	3,679
Shares issued for services at $0.00063 per share	1,283,733	13	–	–	–	–	796	–	–	809
Issuance of common shares upon partial conversion of note at $0.00035 per share	16,398,371	164	–	–	–	–	5,575	–	–	5,739

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period from January 2, 2009 (Inception) to September 30, 2012

(Unaudited) (continued)

									Accumulated Deficit
			Convertible Preferred Stock				Additional		During
	Common Stock		Series A		Series B		Paid in	Subscription	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Total
Shares issued for services at $0.00035 per share	3,004,968	30	–	–	–	–	1,022	–	–	1,052
Issuance of common shares upon partial conversion of note at $0.00023 per share	7,700,000	77	–	–	–	–	1,694	–	–	1,771
Shares issued for services at $0.00023 per share	3,813,190	38	–	–	–	–	839	–	–	877
Issuance of common shares upon partial conversion of note at $0.0003 per share	20,821,533	208	–	–	–	–	6,038	–	–	6,246
Shares issued for services at $0.0003 per share	5,998,698	60	–	–	–	–	1,740	–	–	1,800
Conversion feature liability being reclassified to equity upon partial conversion of note payable	–	–	–	–	–	–	14,077	–	–	14,077
Net loss	–	–	–	–	–	–	–	–	(285,270)	(285,270)
Balance - September 30, 2013	229,173,063	$2,291	–	$–	20,500,000	$205	$579,507	$–	$(1,887,171)	$(1,305,168)

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Condensed Statement of Cash Flows

September 30, 2013 and December 31, 2012

(Unaudited)

	From January 2, 2009 (Inception) to September 30,	For the Nine Months Ended September 30,
	2013	2013	2012
Cash flows from operating activities:
Net (loss)	$(1,887,170)	$(285,270)	$(443,147)
Adjustments to reconcile net (loss) to net cash (used by) operating activities:
Derivative expense	(126,984)	(45,348)	(69,887)
Depreciation	2,225	488	488
Prepaid expenses	–	750	3,770
Security deposits	(750)	–	(750)
Accounts payable and accrued expenses	745,764	36,944	110,600
Customer deposits	45,000	–	–
Derivative liability	303,476	(18,691)	253,571
Stock issued for services	151,570	9,074	39,892
Stock Issued for accrued expense	180,000	180,000
Net cash used in operating activities	(586,869)	(195,941)	(105,463)

Cash flows from investing activities:
Loan receivable - other	(96,549)	–	–
Purchase of equipment	(3,250)	–	–
Net cash provided by (used in) investing activities	(99,799)	–	–

Cash flows from financing activities:
Proceeds from sale of common stock	191,877	60,627	131,250
Proceeds from issuance of convertible notes payable	379,365	104,075	119,040
Repayments of convertible notes payable	(6,250)
Stockholders' loans - proceeds	79,435	600	750
Stockholders' loans - repayments	(65,897)	(350)	(31,000)
Loans payable - other - proceeds	140,800	25,800
Loans payable - other - repayments	(32,591)	(19,591)	(108,290)
Net cash provided by financing activities	686,739	171,161	111,750

Net increase in cash	71	(24,780)	6,287
Cash - January 1	–	24,851	540
Cash - September 30	$71	$71	$6,827

Supplemental cash flow information:
Cash paid during the period for:
Interest	$21,352	$–	$–
Income taxes	$–	$–	$–

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year. The Company is in the development stage. The Company intends to sell ice cream and related frozen products on the internet. The Company has chosen December 31 as a year-end and has had limited activity from inception through September 30, 2013.

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

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Liability

We account for conversion features on our convertible notes payable as derivative liabilities in accordance with ASC 815-40, "Contracts in Entity's Own Equity." This is because the conversion rates are not fixed at a stated rate. Instead, the conversion rates are typically stated as a stated discount to the then-current market price of our common stock. Derivative liabilities are valued when the financial instruments are initially issued or the derivative first requires recognition and are also revalued at each reporting date, with the change in their respective fair values being recorded as a gain or loss on revaluation within other income and expenses in the statements of operations. During the quarter ended September 30, 2013, we recognized a net increase in our derivative liability of $10,183, which is after a reclassification of $17,978 to additional paid-in capital recognized in connection with certain notes being converted into shares of stock. Taking into account amounts reclassified to equity, our gross increase in derivative liability was $28,161. Of this increase, $23,273 was related to the recognition of a debt discount for two additional notes payable entered into in July and August 2013. The remaining balance of the increase was recognized as additional other expense for the quarter.

Recently Adopted Accounting Pronouncements

There are no recent accounting pronouncements that apply to the Company.

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 2. LOANS PAYBLE – STOCKHOLDERS

At September 30, 2013 the Company was indebted to two stockholders in the amount of $15,288. The loans bear no interest and are due on demand

Note 3. CONVERTIBLE NOTES PAYABLE – STOCKHOLDER

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

The conversion feature was fair valued at $25,000 at February 25, 2013 and $26,507 at September 30, 2013. The change in fair value of the conversion feature is being recorded through operating results as a component of other expense.

On February 28, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $100,800. Terms of the note are as follows: principal balance of $100,800, maturity date of February 28, 2015, interest accrues at the rate of 12% per anum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the average lowest intraday trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement or $0.01, whichever is lower. During 2013, $19,591 of this note has been converted into common stock.

The conversion feature was fair valued at $100,800 at February 28, 2013 and $87,618 at September 30, 2013. The decrease in fair value of $19,591 is due to amounts being reclassified to additional paid-in capital recognized when the underlying notes were converted into common stock. The remaining change in fair value of the conversion feature is being recorded through operating results as a component of other expense.

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

The conversion feature was fair valued at $15,000 at May 1, 2013 and $15,633 at September 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

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

September 30, 2013

Note 3. CONVERTIBLE NOTES PAYABLE - STOCKHOLDER (continued)

The conversion feature was fair valued at $12,000 at June 1, 2013 and $12,403 at September 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

On August 8, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $11,273. Terms of the note are as follows: principal balance of $11,273, maturity date of August 8, 2014, interest accrues at the rate of 10% per anum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

The conversion feature was fair valued at $11,273 at August 8, 2013 and $11,439 at September 30, 2013. The change in fair value of the conversion feature is being recorded through operating results.

During 2012, the Company issued convertible notes aggregating to $275,920 in principal. Of these notes, $6,250 were converted into shares of common stock during 2012 and $41,668 was converted into shares of common stock during the nine months ended September 2013. When issued in 2012, the notes generally became due after one year or less, accrued interest at 7% to 10%, and were generally convertible into shares of common stock at a conversion rate equal to 50% to 70% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

The notes' conversion features are being accounted for as a derivative liability and are being carried at fair value on the accompanying balance sheet. As of December 31, 2012, the derivative liability for these notes was stated at approximately $319,000. During the nine months ended September 2013, derivative liability of approximately $24,000 was reclassified to additional paid-in capital in connection with the conversion of the underlying notes into shares of common stock. As of September 30, 2013, the derivative liability associated with the 2012 notes was approximately $116,000. The decrease in fair value has been recorded through operating results.

Note 4. LOANS PAYBLE – OTHER

At September 30, 2013 the Company was indebted to an unrelated third party in the amount of $81,209. The loan has a stated interest rate of 12.00% for the entire term of the loan. Principal and all accrued interest are due in December 2013. Interest expense for the nine months ended September 30, 2013 was approximately $7,900.

At September 30, 2013 the Company was indebted to an unrelated third party in the amount of $27,000. The loan bears interest at 17% for its six month term. Principal and all accrued interest are payable when the note comes due in February 2014. Interest expense for the nine months ended September 2012 was approximately $7,000.

At September 30, 2012 the Company was indebted to an unrelated third party in the amount of $4,000. The loan bears no interest and is due on demand.

Note 5. STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2013 and December 31, 2012, 229,173,063 and 129,017,612 shares of common stock were issued and outstanding, respectively.

In July 2013, The Company authorized 9,118,108 shares of Series A convertible preferred stock with a par value of $0.00001 per share. Series A preferred shares have anti-dilution protection with respect to conversion and voting rights. At September 30, 2013 and December 31, 2012, there were no shares of Series A convertible preferred stock issued and outstanding, respectively.

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 5. STOCKHOLDERS' EQUITY (continued)

In July 2013, The Company authorized 20,500,000 shares of Series B convertible preferred stock with a par value of $0.00001 per share. Series B preferred shares are convertible into the Company's common stock on a 500 to 1 basis and vote on all matters on a 500 votes per one share basis. Series B has anti-dilution protection with respect to conversion and voting rights.

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

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 5. STOCKHOLDERS' EQUITY (continued)

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

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 5. STOCKHOLDERS' EQUITY (continued)

In July 2013, the Company issued 20,500,000 shares of preferred series B stock at $0.00878 per share as partial payment of certain accrued expenses.

In July 2013, the Company issued 6,000,000 shares of common stock at $0.001 per share as partial conversion of a note.

In July 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 629,851 shares of its common stock for consulting services at $0.001 per share. The shares were valued at their fair market value of $630 and the value was charged to operations as professional fees.

In July 2013, the Company issued 6,229,587 shares of common stock at $0.00063 per share as partial conversion of a note.

In July 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 1,283,732 shares of its common stock for consulting services at $0.00063 per share. The shares were valued at their fair market value of $809 and the value was charged to operations as professional fees.

In August 2013, the Company issued 16,398,371 shares of common stock at $0.00035 per share as partial conversion of a note.

In July 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 1,283,732 shares of its common stock for consulting services at $0.00035 per share. The shares were valued at their fair market value of $1,052 and the value was charged to operations as professional fees.

In August 2013, the Company issued 7,700,000 shares of common stock at $0.00023 per share as partial conversion of a note.

In August 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 3,813,190 shares of its common stock for consulting services at $0.00023 per share. The shares were valued at their fair market value of $877 and the value was charged to operations as professional fees.

In September 2013, the Company issued 20,821,533 shares of common stock at $0.0003 per share as partial conversion of a note.

In September 2013, as per the terms of an antidilutive clause in a private placement, the Company issued 5,998,697 shares of its common stock for consulting services at $0.0003 per share. The shares were valued at their fair market value of $1,800 and the value was charged to operations as professional fees.

Note 6. INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

As of September 30, 2013, the Company has a net operating loss carryforward of approximately $1,839,000. This loss will be available to offset future taxable income. If not used, this carryforward loss will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at September 30, 2013. The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39%	)
	0%

Frozen Food Gift Group, Inc.

d/b/a Sendascoop.com

(A Development Stage Company)

Notes to Financial Statements

September 30, 2013

Note 7. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2013, the Company incurred a net loss of approximately $1,887,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 8. SUBSEQUENT EVENT

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

Summary and Outlook of the Business

The Company was started in January 2009. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company had net losses of $285,270, $443,147and $1,887,171 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. To date management has been able to finance the business via private placements of its common stock and the issuance of debt.

Revenues

For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company recorded revenue of $0, $3,406 and $156,028 respectively. The decline in revenue occurred because the Company needed to restrict the full execution of its business plan due to a lack of appropriate funding.

Going Concern

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2013, the Company incurred a net loss of approximately $1,887,171. Management has been able, thus far, to finance the losses of the business through private placements of its common stock and the issuance of debt. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease normal operations.

Recent Developments during the Quarter:

Miami Ice Machine Company – On February 22, 2013, Frozen Food Gift Group entered into a Definitive Purchase Agreement with Miami Ice Machine Company for $880,000 in restricted common stock.  The initial payment of 21,600,000 shares of restricted common stock was issued shortly afterwards.   On August 30, 2013, the Company received notice from one of the two prior owners, Mr. Jeffrey Saltzman, via his attorney, that states he believes the Purchase Agreement is in dispute, and would like to enter into mediation to rescind the Agreement and negotiate a settlement.  On September 6, 2013, the Company responded that it disagrees with Mr. Saltzman’s assertion, and did not agree to the mediation or settlement.  Because the Company has not been able to fully audit Miami Ice Machine, the Company has not recorded or recognized any financial data such as revenues, gross profits or expenses directly relating to the operations of Miami Ice Machine Company. The company has recorded the shares as issued thus far, and will seek return of these shares if agreement cannot be reached. As of September 30, 2013, the Purchase Agreement is still in dispute and ongoing efforts are being made to resolve the issue.

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

Other Income and Expenses. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, other income and expenses were $65,055, $191,775 and $331,116 respectively. The figure of $331,116 from inception to September 30, 2013 consisted of $114,585 in derivative income and ($445,701) in interest expense.

Net Loss. For the nine months ended September 30, 2013 and 2012, and for the period from inception to September 30, 2013, the Company had net losses of $285,270, $443,147 and $1,887,171 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. This is illustrated in the Company’s net loss from inception to September 30, 2013 of $1,887,171, of which $743,709 came from these three categories (consisting of accrued officer’s compensation of $330,000, accrued director’s fees of $247,500 and professional fees of $166,209).

As of September 30, 2013, the Company had an accumulated deficit of $1,887,171, and as of December 31, 2012, the Company’s accumulated deficit was $1,601,900.

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

As of September 30, 2013, total current liabilities were $1,100,087 which consisted of $745,764 of accounts payable and accrued expenses, $45,000 in customer deposits and $309,323 of loan payable obligations. As of December 31, 2012, total current liabilities were $1,115,162, which consisted of $782,708 of accounts payable expenses, $45,000 in customer deposits and $287,454 of loan payable obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

FROZEN FOOD GIFT GROUP, INC.

Date: February 13, 2014	By:	/s/ JONATHAN IRWIN
JONATHAN IRWIN
Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

