Form 10-K
period 2013-12-31
Frozen Food Gift Group, Inc
filed 2014-04-15
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the transition period from: ____________ to ____________

Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	333-165406	27-1668227
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

8844 Hillcrest Road, Kansas City, Missouri 64138
 (Address of Principal Executive Office) (Zip Code)

816-767-8783
(Registrant’s telephone number, including area code)

With Copies to:
Gary L. Blum
Law Offices of Gary L. Blum
3278 Wilshire Boulevard, Suite 603
Los Angeles, CA 90010
(213) 381-7450

8895 Towne Centre Dr., Suite 105, San Diego, CA 92122
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's second fiscal quarter, was approximately $349,911.56 based on the closing price reported on such date of the registrant's common stock.

As of April 14, 2014, the number of outstanding shares of the registrant’s common stock was 3,909,937,651.

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

ITEM 1.        BUSINESS.

Overview

Frozen Food Gift Group, Inc., is a Delaware corporation which was formed in January 2009. On March 27, 2014, the Company consummated a reverse merger transaction as reported on Form 8-K dated March 28, 2014, and the Company will file required comprehensive disclosures in an amended Form 8-K on or before June 6, 2014. The subsequent discussion applies to the Company as at December 31, 2013.

Since 2009, the Company has operated as an e-commerce retailer under the brand “SendaScoop” that ships ice cream and related frozen dessert products as a gifted product throughout the United States. We restructured our original business plan to better position the Company to enter scalable revenue models that do not require significant marketing costs. To enable this objective the Company revised its e-commerce retail business to accept only high-volume quantity orders, which allowed us to focus our efforts on seeking wholesale distribution of the Company’s ice cream products as a supplier to specialty foods and gifting companies.

Additionally, we pursue partnerships with food products companies whereby the Company assists in product development and marketing of various food products in exchange for a revenue stream derived from royalties on product sales. The Company made progress on the new initiatives in 2013, including entering into our first royalty agreement in October of 2013 which we expect will begin to generate moderate revenues in 2014.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2013, the Company incurred a net loss of approximately $2,187,627.

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

Industry Background

The specialty foods and gifting categories allow for easy entry via an e-commerce website. The industry is fragmented and is composed of hundreds of competing companies of varying sizes from mom-and-pops to large national companies. The Internet has had a tremendous impact on the industry. Prior to the proliferation of the web, operators carried large overhead due largely to the necessity to be catalog mailers and to also retain a large customer service staff to process orders. We believe that the Internet allows small companies to successfully compete with much larger competitors.

Products

Under the SendaScoop brand, the Company offers customized ice cream cakes, ice cream sundae party boxes and ice cream cone party boxes with retail prices that range from $35.95 to $95.95. Each package contains all items required to enjoy the product such as spoons, plates, napkins, toppings and ice cream scoopers. The Company’s concept is to provide a complete “party in a box” with everything needed to celebrate an occasion or special event.

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

With our ice cream sundae party boxes, customers can choose the number of sundaes, the flavors of ice cream, the sauces and toppings included in the package, and a personalized greeting card can also be included. With our ice cream cone party boxes, customers can choose the number of cones, the type of cones, the flavors of ice cream, the toppings included in the package, and they can also include a personalized greeting card.

Marketing

The Company’s e-commerce retail website (www.sendascoop.com) relies upon Search Engine Optimization to generate traffic to the site. Our efforts relating to seeking wholesale supplier relationships and royalty partnerships do not require marketing initiatives.

Competition

The Company faces significant competition from both small and large companies. The use of the Internet allows limited barriers to entry, and as a result hundreds of operators operate similar businesses in the US. These companies offer a wide variety of products including fruit, meat, seafood, nuts, coffee, popcorn, desserts, cakes, cookies and chocolate, each of which competes with the Company’s products.

Suppliers

We utilize Global Specialty Products, Inc., of Orange, California, to supply, package and ship orders of our ice cream products. If for any reason Global were unavailable to continue preparing and shipping our orders, there are many other suppliers who provide similar services at competitive prices.

Regulatory

The Company’s industry is not regulated by any government agencies. The Company is not regulated by any government agencies.

Properties

None.

Employees

The Company currently has one employee, its Chief Executive Officer (Jonathan Irwin).

ITEM 1A.     RISK FACTORS.

Our business faces many risks, including, but not by way of limitation, those discussed below. Additional unknown risks or risks that we currently consider immaterial may also impair our business operations. If any of the events or circumstances described below actually occurs, our business, financial condition or results of operations could suffer, and the trading price of our shares of common stock could decline significantly. Investors should consider the specific risk factors discussed below, together with the “Cautionary Note Regarding Forward-Looking Information” and the other information contained in this Form 10-K and the other documents that we will file from time to time with the Securities and Exchange Commission.

-We have been the subject of a going concern opinion by our independent auditors who have raised substantial doubt as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to December 31, 2013, the Company incurred a net loss of approximately $2,187,627. Management has been able, thus far, to finance the losses of the business through private placements of its common stock and the issuance of debt. The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan. The Company’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and to continue to obtain financing to meet our working capital requirements, we may have to curtail our business sharply or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis to retain our current financing, to obtain additional financing, and, ultimately, to attain profitability. Should any of these events not occur, we will be adversely affected and we may have to cease normal operations.

-If we are unable to obtain additional financing or generate revenue we will not have sufficient cash to continue operations.

We estimate we will need approximately $90,000 in additional capital infusion, in the form or debt or equity, or some combination, over the next 12 months. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed would limit prevent our ability to continue our operations. Failure to secure additional financing in a timely manner and on favorable terms would have a material adverse effect on our financial performance, results of operations and stock price and require us to curtail or cease operations, sell off our assets, seek protection from our creditors through bankruptcy proceedings, or otherwise. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.

-We currently operate at a loss.

The Company is currently operating at a loss, and there is no assurance that the business development plans and strategies of the Company will ever be successful, or that the Company will ever be able to operate profitably. If we cannot operate profitably, shareholders could lose their entire investment. We may not be able to generate revenues in the next twelve months sufficient to support our operations and therefore will have to rely on the infusion of additional debt or equity financing, to the extent available.  Whether such additional financing will be available, or available on commercially reasonable terms, is at this date uncertain.

-Our business and prospects are difficult to evaluate.

As a development stage company, our business and prospects are difficult to evaluate because we have minimal operating history and our business model is evolving.  As a result, an investment in us should be considered a high-risk investment whereby you could lose your entire investment.

-We face significant competition.

We face intense competition in the specialty foods, gifting and food products sectors from established companies. Many of these companies have significantly greater resources than ours and vastly more experience. Most of our competitors have significantly greater financial, technological, marketing and distribution resources than we do. Their greater capabilities in these areas enable them to better withstand periodic downturns in the industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition, and there are limited barriers to entry.

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

-There is limited liquidity in our common stock.

Our common stock is currently available for trading on the OTC Bulletin Board, but with limited liquidity. Because of this limited liquidity, our stockholders may be unable to sell their shares. Moreover, sales or purchases of relatively small blocks of common stock could have a significant impact on the price at which our common stock is traded. The trading price of our common stock could be affected by a number of factors, including events described in the Risk Factors set forth herein, as well as our operating results, financial condition, public announcements by us, general conditions in our industries, and other events or factors. In a volatile market, we may experience wide fluctuations in the market price of our common stock, and these fluctuations may have a negative effect on the market price of our common stock.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our common stock currently trades on the OTC Bulletin Board under the symbol “FROZ.” The following table sets forth the high and low bid prices of the Company’s common stock as traded on the OTC Bulletin Board for fiscal year ended December 31, 2013 (there was no trading activity on the OTC Bulletin Board in the Company’s stock for the fiscal year ended December 31, 2012). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
Fiscal Year 2013	High	Low
First Quarter	$0.07	$0.05
Second Quarter	$0.05	$0.001
Third Quarter	$0.0045	$0.0003
Fourth Quarter	$0.0011	$0.0001

Common Stock
Fiscal Year 2012	High		Low
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

(b) Holders. As of April 14, 2014, our Common Stock was held by 198 shareholders of record. Our transfer agent is Issuer Direct Corporation, with offices at 500 Perimeter Park Drive, Suite D, Morrisville, NC 27560, phone number 919-481-4000. The transfer agent is responsible for all record-keeping and administrative functions in connection with the common shares of stock.

(c) Dividends. We have never declared or paid a cash dividend. There are legal restrictions which preclude our ability to pay cash dividends on our common shares so long as we have an accumulated deficit. We do not anticipate declaring or paying any cash dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans. The Company did not have an Equity Compensation Plan for the year ended December 31, 2013.

Recent Issuances of Unregistered Securities
In March 2013, in accordance with a convertible note the Company privately issued 300,000 shares of common stock to Long Side Ventures LLC to retire $3,000 of principal and interest in convertible debt which had a fair market value of $6,000.

In April 2013, pursuant to a Definitive Purchase Agreement the Company privately issued a total 17,600,000 shares of common stock with a value of $880,000 to the owners of Miami Ice Machine Company, Inc, with 8,800,000 shares issued to each individual (Jeffery Saltzman and Daniel Kaplan).

In April 2013, in accordance with a convertible note the Company privately issued 600,000 shares of common stock to Long Side Ventures LLC to retire $3,000 of principal and interest in convertible debt which had a fair market value of $6,000.

In April 2013, in accordance with a convertible note the Company privately issued 600,000 shares of common stock to Taconic Group LLC to retire $3,000 of principal and interest in convertible debt which had a fair market value of $6,000.

In May 2013, in accordance with a convertible note the Company privately issued 6,000,000 shares of common stock to Long Side Ventures LLC to retire $5,820 of principal and interest in convertible debt which had a fair market value of $11,640.

In May 2013, in accordance with a convertible note the Company privately issued 6,000,000 shares of common stock to Taconic Group LLC to retire $5,820 of principal and interest in convertible debt which had a fair market value of $11,640.

In June 2013, in accordance with a convertible note the Company privately issued 2,000,000 shares of common stock to R&T Sports Marketing to retire $1,400 of principal and interest in convertible debt which had a fair market value of $2,000.

In June 2013, in accordance with a convertible note the Company privately issued 8,089,324 shares of common stock to Tangiers Investors, LP to retire $13,751.85 of principal and interest in convertible debt which had a fair market value of $27,503.70.

In July 2013, in accordance with a convertible note the Company privately issued 2,000,000 shares of common stock to Jeffrey Saltzman to retire $1,400 of principal and interest in convertible debt which had a fair market value of $2,000.

In July 2013, in accordance with a convertible note the Company privately issued 6,000,000 shares of common stock to Long Side Ventures LLC to retire $6,000 of principal and interest in convertible debt which had a fair market value of $12,000.

In August 2013, in accordance with a convertible note the Company privately issued 6,229,587 shares of common stock to Taconic Group LLC to retire $3,924.64 of principal and interest in convertible debt which had a fair market value of $7,849.28.

In August 2013, in accordance with a convertible note the Company privately issued 16,398,371 shares of common stock to Tangiers Investors, LP to retire $5,739.43 of principal and interest in convertible debt which had a fair market value of $11,478.86.

In August 2013, in accordance with a convertible note the Company privately issued 7,700,000 shares of common stock to Long Side Ventures LLC to retire $1,771 of principal and interest in convertible debt which had a fair market value of $3,542.

In September 2013, in accordance with a convertible note the Company privately issued 20,821,533 shares of common stock to Tangiers Investors, LP to retire $6,246.46 of principal and interest in convertible debt which had a fair market value of $12,492.92.

In October 2013, in accordance with a convertible note the Company privately issued 22,903,480 shares of common stock to Tangiers Investors, LP to retire $5,725.87 of principal and interest in convertible debt which had a fair market value of $11,451.74.

In October 2013, in accordance with a convertible note the Company privately issued 7,700,000 shares of common stock to Long Side Ventures LLC LP to retire $1,925 of principal and interest in convertible debt which had a fair market value of $3,850.

In December 2013, in accordance with a convertible note the Company privately issued 7,700,000 shares of common stock to Brent Coetzee to retire $1,617 of principal and interest in convertible debt which had a fair market value of $2,310.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment. Management made the determination that the investors in instances where we relied on Regulation D are accredited investors (as defined in Regulation D) based upon management’s inquiry into their sophistication and net worth. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

In instances described above where we relied upon Section 4(2) of the Securities Act in issuing securities, our reliance was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and us.

Repurchase of Shares

The Company did not repurchase any of our shares during the year ended December 31, 2013.

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

Summary and Outlook of the Business

Frozen Food Gift Group, Inc., is a Delaware corporation which was formed in January 2009. On March 27, 2014, the Company consummated a reverse merger transaction as reported on Form 8-K dated March 28, 2014, and the Company will file required comprehensive disclosures in an amended Form 8-K on or before June 6, 2014. The subsequent discussion applies to the Company as at December 31, 2013.

Since 2009, the Company has operated as an e-commerce retailer under the brand “SendaScoop” that ships ice cream and related frozen dessert products as a gifted product throughout the United States. We restructured our original business plan to better position the Company to enter scalable revenue models that do not require significant marketing costs. To enable this objective the Company revised its e-commerce retail business to accept only high-volume quantity orders, which allowed us to focus our efforts on seeking wholesale distribution of the Company’s ice cream products as a supplier to specialty foods and gifting companies.

Additionally, we pursue partnerships with food products companies whereby the Company assists in product development and marketing of various food products in exchange for a revenue stream derived from royalties on product sales. The Company made progress on the new initiatives in 2013, including entering into our first royalty agreement in October of 2013 which we expect will begin to generate moderate revenues in 2014.

For fiscal years ended December 31, 2013 and 2012, the Company had net losses of $560,138 and $585,643 respectively. The losses primarily result from accrued salary of officers and directors and from professional fees. This is illustrated in the Company’s net loss for the year ended December 31, 2013 of $560,138, of which $284,658 came from these three categories (consisting of accrued officer’s compensation of $120,000, accrued director’s fees of $90,000 and professional fees of $74,658). Interest expense of $234,317 was also an important factor contributing to the loss.

Revenues

Revenues for the year ended December 31, 2013, were $0 compared to $3,406 for the year ended December 31, 2012. The Company recorded no revenues in 2013 due to a restructuring of its business plan that is designed to better position the Company to enter scalable revenue models that do not require significant marketing investments. The Company revised its e-commerce retail business to accept only high-volume quantity orders, of which there were zero in 2013, whereas we had previously accepted single-unit orders. Restricting the retail business allowed us to focus our efforts on seeking wholesale distribution partners in the specialty foods and gifting sectors, in addition to royalty partnerships with food products companies. The Company entered into its first royalty agreement late 2013, which we expect will generate moderate revenues in 2014.

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

Financial Instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Revenue. Revenues for the year ended December 31, 2013, were $0 compared to $3,406 for the year ended December 31, 2012. The Company recorded no revenues in 2013 due to a restructuring of its business plan that is designed to better position the Company to enter scalable revenue models that do not require significant marketing investments. The Company revised its e-commerce retail business to accept only high-volume quantity orders, of which there were zero in 2013, whereas we had previously accepted single-unit orders. Restricting the retail business allowed us to focus our efforts on seeking wholesale distribution partners in the specialty foods and gifting sectors, in addition to royalty partnerships with food products companies. The Company entered into its first royalty agreement late 2013, which we expect will generate moderate revenues in 2014.

Gross Profit. For the year ended December 31, 2013, gross profit was zero compared to $(887) for the year ended December 31, 2012. Based upon the restructuring of the Company’s business plan discussed above, the Company expects a moderate increase in revenue and gross profit in 2014.

Expenses. For the year ended December 31, 2013, total expenses were $408,649 compared to $339,446 for the year ended December 31, 2012. The majority of expenses are attributed to accrued salary of officers and directors and from professional fees, which combined to represent $284,658 of the total of $408,649 in 2013 (consisting of accrued officer’s compensation of $120,000, accrued director’s fees of $90,000 and professional fees of $74,658).

Net Loss. For the year ended December 31, 2013, the Company’s net loss was $560,138 compared to $585,643 for the year ended December 31, 2012. The losses primarily result from accrued salary of officers and directors and from professional fees. This is illustrated in the Company’s net loss for the year ended December 31, 2013 of $560,138, of which $284,658 came from these three categories (consisting of accrued officer’s compensation of $120,000, accrued director’s fees of $90,000 and professional fees of $74,658). Interest expense of $234,317 was also an important factor contributing to the loss.

For the year ended December 31, 2013, the Company’s accumulated deficit was $2,187,627 compared to $1,627,489 for the year ended December 31, 2012.

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

The Company currently has no commitments for capital expenditures.

As of December 31, 2013, current assets were $1,112 consisting of cash. As of December 31, 2012, current assets were $122,533 consisting of $24,851 of cash, $1,133 of prepaid expenses and $96,549 in loan receivables.

As of December 31, 2013, total current liabilities were $1,254,128, which consisted of $854,696 of accounts payable expenses, $45,000 of customer deposits, $27,317 of payroll taxes and $327,115 of loan payable obligations. As of December 31, 2012, total current liabilities were $1,115,163, which consisted of $782,709 of accounts payable expenses, $45,000 in customer deposits and $287,454 of loan payable obligations.

For the year ended December 31, 2013, net cash used in operating activities was $(178,442), which primarily consisted of a net loss of $(560,138), provision for bad debts of $96,549, accounts payable and accrued expenses of $71,998 and $180,000 of stock issued to repay accrued expenses. For the year ended December 31, 2012, net cash used in operating activities was $(134,890), which primarily consisted of a net loss of $(585,643), derivative expense of $(81,636), accounts payable and accrued expenses of $161,625 and a derivative liability of $322,167.

For the year ended December 31, 2013, and for the year ended December 31, 2012, net cash used in investing activities was $20,000 for a territory acquisition investment and a $96,549 receivable loan respectively.

Net cash provided by financing activities for the year ended December 31, 2013, was $174,703, which included $69,895 in proceeds from common stock issuances, $98,349 in proceeds from convertible notes payable issuances and $25,800 in proceeds from other loans. For the year ended December 31, 2012, net cash provided by financing activities was $255,750, which included $131,250 in proceeds from common stock issuances, $175,000 in proceeds from convertible notes payable issuances and $(37,250) in loan repayments.

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

Recent Developments during the Quarter

Miami Ice Machine Company – On February 22, 2013, Frozen Food Gift Group entered into a Definitive Purchase Agreement with Miami Ice Machine Company for $880,000 in restricted common stock. Payment of 17,600,000 shares of restricted common stock was issued shortly afterwards. On August 30, 2013, the Company received notice from one of the two prior owners, Mr. Jeffrey Saltzman, via his attorney, that states he believes he believes the Purchase Agreement is in dispute, and would like to enter into mediation to rescind the Agreement and negotiate a settlement. On September 6, 2013, the Company responded that it did not agree to enter into mediation.  Because the Company was not able to fully audit Miami Ice Machine Company and thus did not consummate the transaction, the Company has not recorded or recognized any financial data such as revenues, gross profits or expenses directly relating to the operations of Miami Ice Machine Company.  The company has recorded the shares as issued thus far, and will seek return of these shares if agreement cannot be reached. As of December 31, 2013, the Purchase Agreement is still in dispute and ongoing efforts are being made to resolve the issue.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplemental schedule and notes thereto as of December 31, 2013 and 2012, and for each of the two years then ended, together with the independent registered public accounting firm’s reports thereon, are set forth on pages beginning on page F-1 of this Annual Report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

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

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and positions of our executive officer and directors as of March 26, 2014. On March 27, 2014, the Company consummated a reverse merger transaction pursuant to which the Company’s then-existing officers and directors resigned and new directors were appointed, as reported on Form 8-K dated March 28, 2014.

Our directors are elected at our annual meeting of stockholders and serve for one year or until successors are elected and quality. Our Board of Directors elects our officer, and the term of office is at the discretion of the Board.

Our directors’ and executive officer’s ages and positions are as follows:

Name	Age	Position with the Company
Matthew Schissler	42	Chairman
John J. Berkeridge Jr.	36	Director
Jonathan Irwin	43	Director, Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer

Matthew L. Schissler is the Chairman of the Board and a founder of the Company. Mr. Schissler has served with the Company since its inception. He previously served as Chairman of the Board and Chief Executive Officer of Cord Blood America, Inc., from 2003 to 2012. From April 2001 until January 2003, Mr. Schissler was the President and Chief Executive Officer of RainMakers International, an advertising agency that he founded. He earned a Bachelor of Arts in Biology from St. Mary’s College of Maryland in 1993.

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

Jonathan F. Irwin is the Chief Executive Officer and a founder of the Company. Mr. Irwin is also the Company’s Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. He has served with the Company since its inception. Prior to joining the Company, from June 2004 to July 2009, he was the President of RoadRunner Advertising, Inc., an advertising agency that he founded. From April 1996 to June 2004, Mr. Irwin was the President of UR Media Group, a collegiate marketing firm that he founded. He earned a Masters in Business Administration in Finance from Loyola University of Maryland in 2003, and a Bachelor of Arts in Economics from St. Mary’s College of Maryland in 1992.

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
(3)
Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees; Audit Committee Financial Expert.

Our board does not have an Audit Committee or other committees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2013, Section 16(a) filing requirements applicable to our officers and directors were not complied with.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and persons performing similar functions. Although not required, the Code of Ethics also applies to our Board. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Frozen Food Gift Group, Inc., 8844 Hillcrest Road, Kansas City, Missouri 64138, Attention: William Maher.

Changes in Nominating Procedures

None.

ITEM 11.     EXECUTIVE COMPENSATION.

Overview

The following is a discussion of our program for compensating our named executive officer and directors. Currently, we do not have a compensation committee, and as such, our Board of Directors is responsible for determining the compensation of our named executive officer.

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

Elements of Compensation

Our compensation program for the named executive officer consists of base salary.  The base salary we provide is intended to equitably compensate the named executive officer based upon their level of responsibility, complexity and importance of role, leadership and growth potential, and experience.

Base Salary

Our named executive officer receives a base salary commensurate with his role and responsibilities. Base salaries and subsequent adjustments, if any, are reviewed and approved by our Board of Directors annually, based on an informal review of relevant market data and the executive’s performance for the prior year, as well as the executive’s experience, expertise and position. The base salary paid to our named executive officer in 2013 and 2012 is reflected in the Summary Compensation Table below.

Stock-Based Awards under the Equity Incentive Plan

We do not provide equity awards as a component of compensation.

Employment Agreements

The Company does not currently have any employment agreements.

Retirement Benefits

We have not adopted a tax-qualified employee savings and retirement plan.

Perquisites

Historically, we have not provided our named executive officer with any perquisites and other personal benefits. We do not view perquisites as a significant element of our compensation structure, but do believe that perquisites can be useful in attracting, motivating and retaining the executive talent for which we compete. It is expected that our historical practices regarding perquisites will continue and will be subject to periodic review by our by our Board of Directors.

The following table sets forth the compensation paid to our Chief Executive Officer for each of our last two completed fiscal years.

Summary Compensation Table

The Company accrued or paid compensation to the executive officer for services rendered to the Company in all capacities during the 2013 and 2012 fiscal years as shown in the following table.

Name and Position	Year	Salary ($)(1)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jonathan Irwin (CEO)	2013	120,000	(2)	-	-	-	120,000
	2012	120,000	(3)				120,000
___________
(1)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2013 and 2012 fiscal years.
(2)
In 2013, Mr. Irwin received $24,000 in cash compensation and $96,000 of deferred compensation. Deferred compensation is to be paid to Mr. Irwin by January 1, 2015, in cash payments and/or shares of stock in the Company.

(3)
In 2012, Mr. Irwin received $42,000 in cash compensation and $78,000 of deferred compensation. Deferred compensation is to be paid to Mr. Irwin by January 1, 2014, in cash payments and/or shares of stock in the Company.

Outstanding equity awards at fiscal year end.

None.

COMPENSATION OF DIRECTORS

Director Compensation for year ending December 31, 2013

The following table sets forth with respect to the named director compensation information inclusive of equity awards and payments made in the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)
Matthew Schissler	90,000	(2)	-	-	-	-	-	-
John J. Berkeridge, Jr.	-		-	-	-	-	-	-
Jonathan Irwin	-		-	-	-	-	-	-

(1)	The values shown in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2013 fiscal year.
(2)
Mr. Schissler received no cash compensation and $90,000 of deferred compensation. Deferred compensation is to be paid to Mr. Schissler by January 1, 2015, in cash payments and/or shares of stock in the Company.

Compensation Committee Interlocks and Insider Participation

We did not have a Compensation Committee during the year ended December 31, 2013. During the fiscal year ended December 31, 2013, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

Compensation Committee Interlocks and Insider Participation

We did not have a compensation committee during the year ended December 31, 2013. During the fiscal year ended December 31, 2013, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Board of Directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 26, 2014, with respect to the beneficial ownership of our common stock, and includes the Company’s executive officer and directors as of the same date. On March 27, 2014, the Company consummated a reverse merger transaction pursuant to which the Company’s then-existing officers and directors resigned and new directors were appointed, as reported on Form 8-K dated March 28, 2014. As of April 14, 2014, the Company had 3,909,937,651 shares of common stock issued and outstanding. As of March 26, 2014, the date on which the following table is based, 959,163,889 shares of common stock were issued and outstanding and entitled to vote as to:

●	Each person known by the Company to own beneficially more than five percent of our issued and outstanding common stock;
●	Each director and prospective director of the Company;

●	The Company’s Chief Executive Officer and each person who serves as an executive officer of the Company; and all executive officers and directors of the Company as a group.

Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Stock Class	Name/Address	Number of Shares	Percent
Officers and Directors
Common	Matthew L. Schissler, Chairman	46,592,000	4.86%
Common	Jonathan F. Irwin, CEO	46,592,000	4.86%
Common	John J. Berkeridge, Jr., Director	9,500,000	* %
Officers and Directors as a Group		102,684,000	10.71%

5% or More Shareholders
None
__________
* Less than 1% of the outstanding common stock.

(1) Except as noted above, the address for the above identified officer and directors of the Company is c/o Frozen Food Gift Group, Inc., 8844 Hillcrest Road, Kansas City, Missouri 64138. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or convertible debt currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant. Percentages are based on a total of 959,163,889 shares of common stock outstanding on March 26, 2014. As of April 14, 2014, the number of outstanding shares of the Company’s common stock was 3,909,937,651.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

None.

Director Independence

Mr. Schissler and Mr. Berkeridge are independent as that term is defined under the NASDAQ Marketplace Rules.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

David A. Aronson, CPA, P.A., serves as our independent registered public accounting firm and audited our financial statements for the years ended December 31, 2013 and 2012.

	2013	2012
Audit fees	$12,000	$11,250

Tax Fees	$0	$0

All Other Fees	$0	$0

Total	$12,000	$11,250

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements begin on page F-1 of this Annual Report.
(2)	Financial Statement Schedules.
None.
(3)	Exhibits:

The following documents are filed as a part of this Annual Report or incorporated herein by reference:

Exhibit No.	Description
2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)
3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)
3.1	Amendment to Articles of Incorporation (2)
3.2	Bylaws of Frozen Food Gift Group, Inc. (2)
3.3	Amendment to Articles of Incorporation filed with the Delaware Secretary of State on May 22, 2013 (18)

4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)

4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)

10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)
10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)
10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)
10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)
10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)
10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)
10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)
10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)
10.9	Resignation of Director from Company’s Board (5)
10.10	Private Issuance of Common Shares (6)
10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)
10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (11)
10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012 (11)
10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (11)
10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (10, 11)
10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (10, 11)
10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (10, 11)
10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013 (11)
10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013 (11)

10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013 (11)

10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013 (11)

10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013 (11)

10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)

10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)

10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)

10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)

10.34	10% Convertible Note issued to Tangiers Investors, LP, dated May 1, 2013 (12)

10.35	Note Purchase Agreement with Tangiers Investors, LP, dated May 1, 2013 (12)

10.36	10% Convertible Note issued to Tangiers Investors, LP, dated June 1, 2013 (13, 19)

10.37	Note Purchase Agreement with Tangiers Investors, LP, dated June 1, 2013 (13, 19)
10.38	10% Convertible Note issued to Tangiers Investors, LP, dated July 1, 2013 (14, 19)

10.39	Note Purchase Agreement with Tangiers Investors, LP, dated July 1, 2013 (14, 19)
10.40	10% Convertible Note issued to Tangiers Investors, LP, dated August 8, 2013 (16, 19)

10.41	Note Purchase Agreement with Tangiers Investors, LP, dated August 8, 2013 (16, 19)
10.42	10% Convertible Note issued to Tangiers Investors, LP, dated October 9, 2013 (17, 19)

10.43	Note Purchase Agreement with Tangiers Investors, LP, dated October 9, 2013 (17, 19)
10.44	10% Convertible Note issued to Tangiers Investors, LP, dated November 19, 2013 (*, 20)

10.45	Note Purchase Agreement with Tangiers Investors, LP, dated November 19, 2013 (*, 20)
14.0	Code of Ethics (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.
(11)	Previously filed on Form 10-K on April 15, 2013.
(12)	Previously filed on Form 10-Q on May 20, 2013.
(13)	Previously filed on Form 8-K on June 3, 2013.
(14)	Previously filed on Form 8-K on July 8, 2013.
(15)	Previously filed on Form 8-K on July 15, 2013.
(16)	Previously filed on Form 8-K on August 12, 2013.
(17)	Previously filed on Form 8-K on October 16, 2013.
(18)	Previously filed on Form 10-Q on August 19, 2013.
(19)	Previously filed on Form 10-Q on November 19, 2013.
(20)	Previously filed on Form 8-K on November 19, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC.

Date: April 15, 2014	By:	/s/ TROY A. COVEY
Troy A. Covey
President, Director and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TROY A. COVEY Troy A. Covey	President, Director and Principal Executive Officer	April 15, 2014

Signature	Title	Date
/s/ ALEXANDER KRAMER Alexander Kramer	Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer	April 15, 2014

Signature	Title	Date
/s/ WAYNE PATTERSON Wayne Patterson	Chief Executive Officer	April 15, 2014

Signature	Title	Date
/s/ N. DOUGLAS PRITT N. Douglas Pritt	Director	April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com

We have audited the accompanying balance sheet of Frozen Food Gift Group, Inc. (d/b/a Sendascoop.com), (A Development Stage Company) as of December 31, 2013, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2013 and 2012, and for the period from inception (January 2, 2009) to December 31, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Gift Group, Inc. (d/b/a Sendascoop.com), (A Development Stage Company) as of December 31, 2013, and results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from inception (January 2, 2009) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ David A. Aronson, CPA, P.A.
--------------------------------------------
David A. Aronson, CPA. P.A.

North Miami Beach, Florida
April 11, 2014

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Balance Sheet
December 31, 2013

December 31, 2013
ASSETS
Current Assets:
Cash	$1,112
Total current assets	1,112

Furniture and equipment, net	863

Goodwill
Security deposits	750

$2,725

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$854,696
Payroll taxes payable	27,317
Customer deposits	45,000
Loans payable - stockholders	15,538
Convertible notes payable - stockholder - net of unamortized discount	199,368
Loans payable - other	112,209
Total current liabilities	1,254,128

Non-current Liabilities
Note payable - net of current portion	-
Derivative liability	340,165
Total non-current liabilities	340,165

Stockholders' Equity:
Series A Convertible Preferred Stock, $0.00001 par value; 9,118,108 authorized,
-0- shares issued and outstanding, respectively	-
Series B Convertible Preferred Stock, $0.00001 par value; 20,500,000 authorized,
20,500,000 and -0- shares issued and outstanding, respectively	205
Common stock, $0.00001 par value; 20,000,000,000 shares authorized,
267,476,543 and 129,017,612 shares issued and outstanding, respectively	2,674
Additional paid in capital	593,180
Subscription receivable	-
Deficit accumulated during development stage	(2,187,627)
(1,591,568)

$2,725

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to December 31, 2013

	From January 2, 2009 (Inception) to December 30, 2013

		2013	2012

Revenue	$156,028	$-	$3,406
Cost of goods sold	88,421	-	4,293
Gross profit	67,607	-	(887)

Expenses:
General and administrative expenses	820,694	15,031	23,113
Officer's compensation	360,000	120,000	120,000
Advertising and promotion	59,582	3,753	14,199
Director's fees	270,000	90,000	90,000
Professional fees	199,272	74,658	82,760
Rent	20,352	6,038	5,024
Selling expenses	431	431	-
Telephone	10,804	2,189	3,463
Provision for bad debts	96,549	96,549	-
	1,837,684	408,649	338,559

Net loss before other income, expenses and income taxes	(1,770,077)	(408,649)	(339,446)

Other income and expenses
Derivative income/(expense)	101,241	102,828	(1,587)
Loss on impaired asset	(20,000)	(20,000)	-
Interest expense	(498,791)	(234,317)	(244,610)
Net loss before income taxes	(2,187,627)	(560,138)	(585,643)

Provision for income taxes	-	-	-

Net loss	$(2,187,627)	$(560,138)	$(585,643)

(Loss) per common share - Basic and fully
diluted	$(0.02)	$(0.00)	$(0.01)

Weighted average number of shares
outstanding - Basic and fully diluted	127,218,795	177,313,873	112,434,228

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to December 31, 2013

							Additional Paid in Capital
			Convertible Preferred Stock
	Common Stock		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
January 2, 2009 - Issuance of common stock for services at $.00001 per share	99,184,000	$992	-	$-	-	$-	$-

Shares issued for services at $0.05 per share	2,000,000	20	-	-	-	-	99,980
Net loss	-	-	-	-	-	-	-
Balance - December 31, 2009	101,184,000	1,012	-	-	-	-	99,980

Shares issued for services at $0.00001 per share	11,242,666	112	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balance - December 30, 2010	112,426,666	1,124	-	-	-	-	99,980

Shares issued for services at $0.05 per share	30,000	-	-	-	-	-	1,500
Net loss	-	-	-	-	-	-	-
Balance - December 31, 2011	112,456,666	1,124	-	-	-	-	101,480

Shares issued for cash at $0.0055 per share	9,118,108	91	-	-	-	-	49,909

Shares issued for services at $0.0055 per share	2,022,014	20	-	-	-	-	11,101

Shares issued for services at $0.0055 per share	1,268,544	13	-	-	-	-	6,964

Shares issued for services at $0.0055 per share	266,252	3	-	-	-	-	1,461

Shares issued for cash at $0.02924 per share	2,564,822	26	-	-	-	-	74,974

Shares issued for services at $0.0292 per share	311,316	3	-	-	-	-	9,087

Shares issued for partial conversion of loan at $0.01 per share	625,000	6	-	-	-	-	6,244

Conversion feature liability being reclassified to equity upon partial conversion of note payable	-	-	-	-	-	-	15,238
Subtotals	128,632,722	$1,286	-	$-	-	$-	$276,458

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to December 31, 2013
							Additional Paid in Capital
			Convertible Preferred Stock
	Common Stock		Series A		Series B
	Shares	Amount	Shares	Amount	Shares	Amount
Subtotals	128,632,722	$1,286	-	$-	-	$-	$276,458

Shares issued for services at $0.0292 per share	233,721	2	-	-	-	-	6,823

Shares issued for services at $0.0292 per share	58,172	1	-	-	-	-	1,698

Shares issued for services at $0.0292 per share	15,512	-	-	-	-	-	453

Shares issued for services at $0.0292 per share	77,485	1	-	-	-	-	2,262
Payment of subscription receivable	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-
Balance - December 31, 2012	129,017,612	1,290	-	-	-	-	287,694

Issuance of common shares upon partial conversion of note at $0.01 per share	300,000	3	-	-	-	-	2,997

Shares issued for services at $0.01 per share	31,584	-	-	-	-	-	316

Issuance of common shares upon partial conversion of note at $0.005 per share	1,200,000	12	-	-	-	-	5,988

Shares issued for services at $0.005 per share	125,956	1	-	-	-	-	629

Issuance of common shares upon partial conversion of note at $0.0007 per share	4,000,000	40	-	-	-	-	2,760

Shares issued for services at $0.0007 per share	419,866	4	-	-	-	-	290

Issuance of common shares upon partial conversion of note at $0.00097 per share	12,000,000	120	-	-	-	-	11,520

Shares issued for services at $0.00097 per share	1,259,600	13	-	-	-	-	1,209

Issuance of common shares upon partial conversion of note at $0.0017 per share	8,089,324	81	-	-	-	-	13,671

Shares issued for services at $0.0017 per share	849,190	9	-	-	-	-	1,435

Conversion feature liability being reclassified to equity upon partial conversion of note payable	-	-	-	-	-	-	29,241

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Statement of Stockholders' Equity
For the Period from January 2, 2009 (Inception) to December 31, 2013

Additional Paid in Capital
Convertible Preferred Stock
Common Stock		Series A		Series B
Shares	Amount	Shares	Amount	Shares	Amount

Issuance of preferred series B shares as partial payment of accrued expenses at $0.00878 per share	-	-	-	-	20,500,000	205	179,795

Issuance of common shares upon partial conversion of note at $0.001 per share	6,000,000	60	-	-	-	-	5,940

Shares issued for services at $0.001 per share	629,851	6	-	-	-	-	624

Issuance of common shares upon partial conversion of note at $0.00063 per share	6,229,587	62	-	-	-	-	3,617

Shares issued for services at $0.00063 per share	1,283,733	13	-	-	-	-	796

Issuance of common shares upon partial conversion of note at $0.00035 per share	16,398,371	164	-	-	-	-	5,575

Shares issued for services at $0.00035 per share	3,004,968	30	-	-	-	-	1,022

Issuance of common shares upon partial conversion of note at $0.00023 per share	7,700,000	77	-	-	-	-	1,694

Shares issued for services at $0.00023 per share	3,813,190	38	-	-	-	-	839

Issuance of common shares upon partial conversion of note at $0.0003 per share	20,821,533	208	-	-	-	-	6,038

Shares issued for services at $0.0003 per share	5,998,698	60	-	-	-	-	1,740

Conversion feature liability being reclassified to equity upon partial conversion of note payable	-	-	-	-	-	-	14,077

Issuance of common shares upon partial conversion of note at $0.00025 per share	22,903,480	229					5,497

Issuance of common shares upon partial conversion of note at $0.00025 per share	7,700,000	77					1,848

Issuance of common shares upon partial conversion of note at $0.00021 per share	7,700,000	77					1,540

Conversion feature liability being reclassified to equity upon partial conversion of note payable	-	-	-	-	-	-	4,788
Net loss	-	-	-	-	-	-	-
Balance - December 31, 2013	267,476,543	$2,674	-	$-	20,500,000	$205	$593,180

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Years Ended December 31, 2013 and 2012, and for the Period
From January 2, 2009 (Inception) to December 31, 2013

	From January 2, 2009 (Inception) to December 30, 2013

		2013	2012

Cash flows from operating activities:
Net (loss)	$(2,187,627)	$(560,138)	$(585,643)
Adjustments to reconcile net (loss) to
net cash (used by) operating activities:
Derivative expense	(98,678)	(17,042)	(81,636)
Depreciation	2,387	650	650
Amortization of derivative discount	-		-
Provision for bad debts	96,549	96,549	-
Impaire asset - territory acquisition	20,000	20,000
Prepaid expenses	-	750	3,020
Security deposits	(750)	-	(750)
Accounts payable and accrued expenses	854,696	71,988	161,625
Payroll taxes payable	27,318	1,729	5,785
Customer deposits	45,000	-	-
Derivative liability	340,165	17,998	322,167
Stock issued for services	151,570	9,074	39,892
Interest/excess of fair value of shares issued
to repay loans	-	-	-
Stock issued to repay accrued expenses	180,000	180,000	-
Net cash used in operating activities	(569,370)	(178,442)	(134,890)

Cash flows from investing activities:
Territory acquisition	(20,000)	(20,000)	-
Loan receivable - other	(96,549)	-	(96,549)
Purchase of equipment	(3,250)	-	-
Net cash provided by (used in) investing activities	(119,799)	(20,000)	(96,549)

Cash flows from financing activities:
Proceeds from sale of common stock	201,145	69,895	131,250
Proceeds from issuance of convertible notes payable	373,639	98,349	175,000
Repayments of convertible notes payable	(6,250)		(6,250)
Stockholders' loans - proceeds	79,435	600	1,000
Stockholders' loans - repayments	(65,897)	(350)	(37,250)
Loans payable - other - proceeds	140,800	25,800	-
Loans payable - other - repayments	(32,591)	(19,591)	(8,000)
Net cash provided by financing activities	690,281	174,703	255,750

Net increase in cash	1,112	(23,739)	24,311
Cash - January 1	-	24,851	540
Cash - December 31	$1,112	$1,112	$24,851

Supplemental cash flow information:
Cash paid during the period for:
Interest	$21,352	$-	$8,518
Income taxes	$-	$-	$-

Stock issued to acquire license	$-	$-	$-

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  The Company is in the development stage.  The Company intends to sell ice cream and related frozen products via retail and wholesale distribution, and enter into royalty partnerships with food products companies.  The Company has chosen December 31 as a year-end and has had limited activity from inception through December 31, 2013.

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

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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
December 31, 2013

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
December 31, 2013

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
December 31, 2013

Note 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

The Company’s recurring fair value measurements of financial assets and liabilities are disclosed in “Note 8 - Fair Value Measurements” below.

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

Note 2.  LOANS RECEIVABLE - OTHER

In November 2012, the Company advanced Miami Ice Machine Company ("MIMCO") $96,549 to facilitate the purchase of inventory.  The Company had intended to acquire MIMCO through a stock purchase agreement in February 2013 but the acquisition was unable to be completed.  The loan bears no interest and is due on demand.  Management believes that the receivable is fully collectible.

Note 3.  LOANS PAYBLE - STOCKHOLDERS

Matthew L. Schissler, the Company’s Chairman of the Board, loaned the Company $-0- and $-0- during the fiscal years ended December 31, 2013 and  2012, respectively.  At December 31, 2013, the loan balance was $10,400.  The loan bears no interest and is due on demand.

Jonathan F. Irwin, the Company’s Chief Executive Officer, loaned the Company $-0- and $1,000 during the fiscal years ended December 31, 2013 and 2012, respectively.  At December 31, 2013, the loan balance was $5,138.  The loan bears no interest and is due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 4.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER

On October 9, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $23,500 with an original issue discount of $2,500.  Terms of the note are as follows:  principal balance of $25,000, maturity date of October 9, 2014, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.  Principal amounts may be repaid prior to maturity subject to a 25% prepayment penalty.

On November 19, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $10,772 with an original issue discount of $7,272.  Terms of the note are as follows:  principal balance of $10,772, maturity date of November 19, 2014, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.  Principal amounts may be repaid prior to maturity subject to a 25% prepayment penalty.

On February 25, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $25,000.  Terms of the note are as follows:  principal balance of $25,000, maturity date of August 25, 2013, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

On February 28, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $100,800.  Terms of the note are as follows:  principal balance of $100,800, maturity date of February 28, 2015, interest accrues at the rate of 12% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the average lowest intraday trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement or $0.01, whichever is lower.  During 2013, $21,516 of this note has been converted into common stock.

On May 1, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $15,000.  Terms of the note are as follows:  principal balance of $15,000, maturity date of May 1, 2014, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 4.  CONVERTIBLE NOTES PAYABLE - STOCKHOLDER (continued)

On June 1, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $12,000.  Terms of the note are as follows:  principal balance of $12,000, maturity date of June 1, 2014, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

On August 8, 2013, the Company issued a convertible note to a stockholder of the Company in the principal amount of $11,273.  Terms of the note are as follows:  principal balance of $11,273, maturity date of August 8, 2014, interest accrues at the rate of 10% per annum, principal is convertible into shares of common stock at a conversion rate equal to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

During 2012, the Company issued convertible notes aggregating to $275,920 in principal.   Of these notes, $21,392 and $6,250 were converted into shares of common stock during 2013 and 2012, respectively.  When issued in 2012, the notes generally became due after one year or less, accrued interest at 7% to 10%, and were generally convertible into shares of common stock at a conversion rate equal to 50% to 70% of the lowest trading price during the 20 consecutive trading days prior to conversion, as defined in the agreement.

Note 5.  LOANS PAYBLE - OTHER

At December 31, 2013 the Company was indebted to an unrelated third party in the amount of $81,209.  The loan has a stated interest rate of 12.00% for the entire term of the loan.  Principal and all accrued interest are due in December 2013.  Interest expense for the year ended December 31, 2013 was approximately $3,800.

At December 31, 2013 the Company was indebted to an unrelated third party in the amount of $27,000.  The loan bears interest at 17% for its six month term.  Principal and all accrued interest are payable when the note comes due in February 2014.  Interest expense for the nine months ended September 2012 was approximately $5,500.

At December 31, 2013 the Company was indebted to an unrelated third party in the amount of $4,000  The loan bears no interest and is due on demand.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 6.  STOCKHOLDERS' EQUITY

The Company has authorized 20,000,000,000 shares of common stock with a par value of $0.00001 per share.  At December 31, 2013 and 2012, 267,476,543 and 229,173,063 shares of common stock were issued and outstanding, respectively.

In July 2013, The Company authorized 9,118,108 shares of Series A convertible preferred stock with a par value of $0.00001 per share.  Series A preferred shares have anti-dilution protection with respect to conversion and voting rights.  At December 31, 2013 and December 31, 2012, there were no shares of Series A convertible preferred stock issued and outstanding, respectively.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 6.  STOCKHOLDERS' EQUITY (continued)

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 6.  STOCKHOLDERS' EQUITY (continued)

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 6.  STOCKHOLDERS' EQUITY (continued)

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 6.  STOCKHOLDERS' EQUITY (continued)

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

In October 2013, the Company issued 22,903,480 shares of common stock at $0.00025 per share as partial conversion of a note.

In October 2013, the Company issued 7,700,000 shares of common stock at $0.00025 per share as partial conversion of a note.

In August 2013, the Company issued 7,700,000 shares of common stock at $0.00021 per share as partial conversion of a note.

Note 7.  INCOME TAXES

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.  The sources and tax effects of the differences are as follows:

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 7.  INCOME TAXES (continued)

As of December 31, 2013, the Company has a net operating loss carryforward of approximately $2,188,000.  This loss will be available to offset future taxable income.  If not used, this carryforward loss will begin to expire in 2029. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2013.  The principal difference between the operating loss for income tax purposes and reporting purposes results from the issuance of common shares for services.

Income tax provision at the federal statutory rate	39%
Effect of operating losses	(39)%
0%

Note 8.  FAIR VALUE MEASUREMENTS

The following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

(In thousands)	Level 1	Level 2	Level 3	Total

Derivative liability - conversion features	$-	$-	$319,058	$319,058

(In Thousands)	Level 1	Level 2	Level 3	Total

Derivative liability - conversion features	$-	$-	$318,915	$318,915

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 8.  FAIR VALUE MEASUREMENTS (continued)

The following table includes a rollforward of amounts for the year ended December 31, 2013 and 2012 for liabilities classified within Level 3.

(In thousands)	2013	2012

Derivative liability - December 31, 2012	$318,915	$-

Issuance of host instruments (notes payable) and separate recognition of embedded conversion features	210,345	333,808

Reclassification to equity upon conversion of debt	(52,008)	(15,238)

Recording of conversion feature liability for accrued interest	22,137	1,593

Change in fair value conversion feature liability	(180,331)	(1,248)

Derivative liability - December 31, 2012	$319,058	$318,915

During 2013, the Company issued notes payable that contain conversion features that are being accounted for as separate derivative liabilities in accordance with ASC 815-15, Embedded Derivatives.  Of the convertible notes payable issued and outstanding as of December 31, 2013, convertible notes payable with an initial face amount of $210,345 contain a conversion feature that allows the lender to convert their notes into shares of common stock at a discount of 50% of the stock’s then current fair value.  As interest expense accrues, the interest accrual may also be converted into shares of common stock at the same discounted rate.  During 2013, $21,516 of principal was converted into shares of common stock resulting in $21,516 of derivative liability being reclassified from liabilities to equity.

During 2012, the Company issued notes payable that contain conversion features that are being accounted for as separate derivative liabilities in accordance with ASC 815-15, Embedded Derivatives.  Of the convertible notes payable issued and outstanding, convertible notes payable with an initial face amount of $175,000 contain a conversion feature that allows the lender to convert their notes into shares of common stock at a discount ranging from 50% to 70% of the stock’s then current fair value.  As interest expense accrues, the interest accrual may also be converted into shares of common stock at the same discounted rate.  Of these notes payable issued in 2012, principal amounts of $15,300 were converted into shares of common stock during 2013, resulting in $13,700 of derivative liabilities being reclassified from liabilities to equity.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 8.  FAIR VALUE MEASUREMENTS (continued)

Of the convertible notes payable issued during 2012, a convertible note payable with an initial face amount of $100,920 contains a conversion feature that allows the lender to convert the note into shares of common stock at a conversion rate equal to 50% of the stock’s then current fair value, but the conversion rate cannot exceed $0.01 (a look-back provision).  During 2013 and 2012, the lender converted principal of $32,094 and $6,250, respectively, of principal into shares of common stock, resulting in derivative liabilities of $16,041 and $15,238, respectively, of derivative liability being reclassified from liabilities to equity.

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

For embedded conversion features that contain a look-back provision, the Company determines the fair value of the conversion feature in the same manner as above, but also includes in the fair value determination the value of the added look-back provision, which equal to the value of a call and a put option determined in accordance with ASC 718-50-55, Employee Share Purchase Plans – Implementation Guidance and Illustrations.  The Company uses a Black-Scholes model to compute the call and put option values.  Inputs into the Black-Scholes model are: remaining term of the conversion right, volatility, exercise price, underlying stock value, and risk-free interest rate.  The term used is equal to the remaining term of the debt.   The Company uses a peer group to compute volatility, which ranged between 37% and 31% during 2013 and 59% and 68% during 2012.  Exercise price is equal to the floor conversion price of $0.01 per share.  The Company uses the most recent price stock sold for as an estimate for the underlying stock value.  The risk-free interest rate is based on interest rates paid by the U.S. government on its securities with maturities similar to the remaining term of the convertible note payable.

Note 9.  BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 9.  BASIS OF REPORTING (continued)

The Company has experienced a loss from operations during its development stage as a result of its investment necessary to achieve its operating plan, which is long-range in nature.  For the period from inception to December 31, 2013, the Company incurred a net loss of approximately $2,188,000. In addition, the Company has no significant assets or revenue generating operations.

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

Note 10. COMMITMENTS

In February 2012, the Company entered into an agreement to sell, on a non-dilutive basis, 9,118,118 common shares, representing 7.5% of the Company's then outstanding common shares, for $50,000 (or approximately $0.055 per share) to an unrelated third party.  The shares sold are restricted and have the option to be converted into preferred shares on a one for one basis for a five year term.  At this time the Company has not yet established this preferred class of stock.

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

Frozen Food Gift Group, Inc.
d/b/a Sendascoop.com
(A Development Stage Company)
Notes to Financial Statements
December 31, 2013

Note 11.  CORRECTION OF AN ERROR

During the last quarter of 2013 the Company became aware that certain payroll tax liabilities and the associated interest and penalties had not been properly recorded in the Company's general ledger.  The correction of this error had the effect of increasing the Company's accumulated deficit by $19,804 through December 31, 2011.  The correction of the error also had the effect of increasing expenses and the accumulated deficit as of and for the year ended December 31, 2012 by an additional $5,784.

Note 12.  SUBSEQUENT EVENT

On March 27, 2014, the Company consummated a Share Exchange Agreement with APT Group, Inc., as reported by the Company on Form 8-K filed on March 28, 2014. Pursuant to the agreement, the shareholders of APT exchanged up to one hundred percent (100%) of the total issued and outstanding shares of APT for Company Shares, resulting in APT being a wholly-owned or controlled subsidiary of the Company, and the Company being controlled by the existing shareholders of APT.  This type of merger is referred to as a reverse acquisition, whereby, at the completion of the merger APT will be deemed to be the acquirer for accounting purposes.

The company will file required comprehensive disclosures in an amended Form 8-K to be filed on or before June 6, 2014, that will include audited financials of both companies for fiscal years 2012 and 2013.