Form 10-Q
period 2014-03-31
Frozen Food Gift Group, Inc
filed 2014-05-20
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-165406

Frozen Food Gift Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1668227
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8844 Hillcrest Road, Kansas City, Missouri 64138
(Address of principal executive offices) (Zip Code)
816-767-8783
(Registrant’s Telephone Number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2014, there were 4,584,705,385 shares of the issuer’s $.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 4.	Controls and Procedures	9
PART II  OTHER INFORMATION

PART I - FINANCIAL INFORMATION

The following financial statements have not been reviewed by the Company’s independent accountant.

Item 1. Financial Statements.

Frozen Food Gift Group, Inc.
 Condensed Consolidated Balance Sheets
 (Unaudited)
 The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$169,770	$124,518
Accounts receivable, net	1,547,790	2,328,717
Inventory	411,136	362,449
Prepaid assets	410,087	15,087
Other	1,813,693	1,623,678
Total current assets	4,352,476	4,454,449

Receivable, related party	220,372	220,372
Property, plant and equipment, net	7,473,986	7,514,080
Intangibles, net	2,547,881	2,547,881
Other long-term assets	135,755	154,081

Total assets	$14,730,470	$14,890,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,918,276	$3,751,979
Accrued payroll and employee benefits	727,150	518,161
Debt, current portion	2,036,500	1,036,073
Other	2,290,804	1,145,122
Total current liabilities	7,972,730	6,451,335

Debt, long-term portion	23,989,753	23,553,952
Total liabilities	31,962,483	30,005,287

Stockholders' equity
Series E convertible preferred stock, $0.00001 par value; 22,155,729 shares
authorized; 22,155,729 and 21,882,159 shares issued and outstanding, respectively	222	219
Series C convertible preferred stock, $0.00001 par value; 19,738,646 shares
authorized; 19,738,643 and 19,494,919 shares issued and outstanding, respectively	197	195
Series A convertible preferred stock, $0.00001 par value; 9,118,108 shares
authorized; no shares issued and outstanding	-	-
Series B convertible preferred stock, $0.00001 par value; 20,500,000 shares
authorized; 500,000 and no shares issued and outstanding, respectively	5	-
Common stock, $0.00001 par value; 20,000,000,000 shares authorized;
3,897,550,476 and 2,701,725,127 shares issued and outstanding, respectively	38,976	27,017
Additional Paid in Capital	25,801,160	29,388,431
Accumulated deficit	(43,072,573)	(44,530,286)
Total stockholders' equity	(17,232,013)	(15,114,424)

Total liabilities and stockholders' equity	$14,730,470	$14,890,863

 See accompanying notes to condensed consolidated financial statements.

Frozen Food Gift Group, Inc.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	Three months ended March 31,
	2014	2013
Revenues	$448,423	$1,061,824
Cost of revenues	265,921	577,183
Gross profit	182,502	484,641

Operating expenses:
General and administrative	800,625	1,491,152
Operating and maintenance	43,720	204,669
Depreciation and amortization	45,142	171,405
Professional fees	463,873	318,585
	1,353,360	2,185,811

Net loss	$(1,170,858)	$(1,701,170)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	2,779,435,546	2,701,725,127

 See accompanying notes to condensed consolidated financial statements.

Frozen Food Gift Group, Inc.
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)
 The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	Three months ended March 31,
	2014	2013
Operating Activities
Net loss	$(1,170,858)	$(1,701,170)
Depreciation and amortization	57,357	-
Changes in assets and liabilities, net of acquisitions
Accounts receivable	780,927	729,239
Inventory	(48,687)	101,354
Prepaids and other current assets	(585,765)	(571,639)
Accounts payable	(835,412)	645,282
Other accrued liabilities	408,651	994,799
Cash (used in) provided by operating activities	(1,393,787)	197,865

Investing Activities
Purchases of property, plant and equipment	-	(375,560)
Cash used in investing activities	-	(375,560)

Financing Activities
Debt, borrowings	1,436,228	-
Issuance of common stock for cash	2,811	-
Cash provided by financing activities	1,439,039	-

Net increase (decrease) in cash and cash equivalents	45,252	(177,695)

Cash and cash equivalents, beginning of period	124,518	302,215
Cash and cash equivalents, end of period	$169,770	$124,520

Cash paid for interest	$14,485	$-

 See accompanying notes to condensed consolidated financial statements.

Frozen Food Gift Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited and Unreviewed)

Note 1 - Description of business and basis of presentation

Description of business

Frozen Food Gift Group, Inc. (we, us, our, the “Company”) was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  On March 21, 2014, we entered into a Share Exchange Agreement with APT Group, Inc. (“APT”) pursuant to which the shareholders of APT exchanged up to one hundred percent (100%) of the total issued and outstanding shares of APT (“APT Shares”) for Company shares, resulting in APT being a wholly-owned subsidiary or controlled subsidiary of the Company, and the Company being controlled by the existing shareholders of APT.

APT is a propulsion technology company that manufactures and distributes advanced, environmentally friendly transportation, recreation and utility powersport products (www.powerapt.com).

Basis of presentation

The accompanying condensed consolidated interim financial statements have not been audited or reviewed.  Management has prepared the statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  The completion of review procedures may result in material changes to financial position, operating results, cash flows and footnote disclosures.

The condensed consolidated financial statements include the accounts of Frozen Food Gift Group, Inc., APT, and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report of Frozen Food Gift Group, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Overview

Frozen Food Gift Group, Inc. (we, us, our, the “Company”) was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  On March 21, 2014, we entered into a Share Exchange Agreement with APT Group, Inc. (“APT”) pursuant to which the shareholders of APT exchanged up to one hundred percent (100%) of the total issued and outstanding shares of APT (“APT Shares”) for Company shares, resulting in APT being a wholly-owned subsidiary or controlled subsidiary of the Company, and the Company being controlled by the existing shareholders of APT.

Founded in 2008 and entering sales in 2011, APT (American Performance Technologies/MotoVox®) is a propulsion technology company that develops, sells and distributes advanced, environmentally friendly transportation, recreation and utility power-sport products for a global market (www.PowerAPT.com) and (www.motovox.com).

The Company currently has two principal product lines:

MotoVox® Power-Sport Products
The MotoVox® product line is composed of Pro and entry level lines of motorsports products.

SmartCarb® Fuel Systems
The SmartCarb® product line is a proprietary single-circuit fuel system that delivers market-leading fuel economy, ultra-low emissions, altitude compensation, and increased performance for small engine vehicles and utility products.

Product Distribution
We utilize a diverse distribution base of mass retailers, regional retailers, specialty dealers and international distributors to distribute our products. In total, we have approximately 3,000 distribution points, including Alco, Sears and Kmart locations.

Intellectual Property / Technology
APT holds 26 patents, and trademarks within the US and overseas, focused on fuel systems and design patents for our products, including patents for our SmartCarb® fuel delivery system and our zero oil consumption, ultra low emission 2-stroke engine design (Sonic Flow Induction). We also hold various design and utility patents and trademarks on the MotoVox® line.

2014 Outlook
As we move deeper into 2014, the Company’s outlook is positive, and management feels confident that the Company is on track to deliver on several key objectives by the close of the year.

To drive revenue growth, we are meeting plan objectives to increase our product lines to include additional SKU’s that will be introduced to the market Q4 2014 and Q1/Q2 2015.    In 2014, the company will begin selling its 105cc engine platform and the company will introduce its first on-road, market leading, high efficiency motorcycle design.

We are also meeting plan objectives to increase the current store locations through specialty dealers and regional retailers to over 3,000 store locations.  Internationally, we expect to see revenue growth from our market sales launch in Mexico and Central America.  Our anticipated international store count should exceed 500 locations in Latin America alone while we focus on gaining deeper penetration into Canada, Brazil, Europe, Australia and South Africa.

Profit
MotoVox® will be introducing new products that increase: 1) Gross Margin Dollars; and 2) Gross Profit Margins.  We continue to reduce the Bill of Material (BOM) costs on the SmartCarb® as volume continues to increase allowing for greater gross profit margins.

Innovations
Although the company’s defective product percentage rate is low compared to industry standards, we will continue to lower defective rate through product design changes and processes.

Results of Operations

For the Three Months Ended March 31, 2014 and 2013

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, appearing elsewhere in this report.

	Three months ended March 31,			Percent
	2014	2013	Change	Change
Revenues	$448,423	$1,061,824	(613,401)	(58	) %
Cost of revenues	265,921	577,183	(311,262)	(54	) %
Gross profit	182,502	484,641

Operating expenses:
General and administrative	800,625	1,491,152	(690,527)	(46	) %
Operating and maintenance	43,720	204,669	(160,949)	(79	) %
Depreciation and amortization	45,142	171,405	(126,263)	(74	) %
Professional fees	463,873	318,585	145,288	46%
	1,353,360	2,185,811

Net Loss	$(1,170,858)	$(1,701,170)	530,312	(31	) %

Revenues and Gross Profit

Revenues and Gross Profit have decreased during the three months ended March 31, 2014 compared to March 31, 2013, due to our inability to timely secure adequate production capital in the latter half of 2013.  Accordingly, we were unable to accept all of the orders received.

Operating Expenses

Operating expenses have decreased during the three months ended March 31, 2014 compared to March 31, 2013, due primarily to the reduction in payroll expenses and benefits.   Professional fees increased due to the legal, accounting and consulting fees we incurred in going public.

Net Loss

We have incurred losses and have not recorded any income tax expense or benefit.  Accordingly, our net loss is driven by our gross profit, and operating and other expenses.

Liquidity and Capital Resources

31, 2014, we had cash and cash equivalents of $169,770.  Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $3,620,254 and $1,996,886, respectively, at March 31, 2014 and December 31, 2013.  The decrease in working capital was due primarily to an increase in the current portion of our debt and a decrease in accounts receivable driven by our decrease in revenues.

We currently have no off-balance sheet arrangements.

Cash Flows

Cash used in investing activities

	Three months ended March 31,
	2014	2013
Cash (used in) provided by operating activities	$(1,393,787)	$197,865
Cash provided by (used in) investing activities	-	(375,560)
Cash provided by financing activities	1,439,039	-

Net cash used in operating activities decreased primarily due to our reduction in working capital.  Our investing activity relates primarily to purchasing fixed assets.  Cash provided by financing activities reflects our net debt borrowings.

Critical Accounting Estimates

Our condensed consolidated financial statements and the accompanying notes have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities and expenses.  We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements.  The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual amounts and results could differ from these estimates made by management.  Certain accounting policies that require significant management estimates and are deemed critical to our results of operations and financial position include: a) useful lives of long-lived assets, b) assumptions used in valuing our equity-based instruments, such as warrants for common stock, c) assessing future cash flows and potential impairments to long-lived assets, and d) recoverability of accounts receivable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item we are a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of March 31, 2014, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Principal Executive Officer identified a major deficiency that existed in the design or operation of our internal control over financial reporting that it considers to be a “material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

The deficiency in our internal control is related to a lack of segregation of duties due to our limited in-house finance and accounting resources. To remedy this deficiency, management plans to implement enhanced segregation of duties and financial oversight in 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting or in other factors that could affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Legal issues in the course of routine business

●
Northern Group Inc. vs. APT Powersport and Utility Products, LLC, filed June 26, 2013 in Brown County, Wisconsin.  Suit for commissions payable.  The Company disagrees with the amount claimed in the petition and the venue.  The Company has retained counsel to represent the firm in the action.

●
Olen Rice vs. APT Powersport and Utility Products, LLC and American Performance Technologies, LLC filed June 26, 2013 in  Brown County, Wisconsin.  Suit for commissions payable.   The Company disagrees with the amount claimed in the petition and the venue.  The Company has retained counsel to represent the firm in the action.

●
John and Jennifer Kirse vs. American Performance Technologies, LLC, filed October 22, 2013 in Jackson County, Missouri.  Suit on a promissory note.  The parties are working together to resolve the claim.  The Company has retained counsel to represent the firm in the action.

Other Legal issues

●
APT Powersport and Utility Products, LLC, American Performance Technologies, LLC. vs. Olen Rice, Robert A. Rice, Sr., Jon Umsted, Northern Group, Inc., Marketing Operations Advisors, Inc., Scott Holmes, and Kart Mart, filed November 18, 2013 in Jackson County, Missouri.  The Company alleges that certain parties have infringed upon and have utilized trade secrets, confidential information and intellectual property of the company.  Legal proceedings are ongoing.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2014, in accordance with a convertible note the Company privately issued 56,130,567 shares of common stock to Tangiers Investors, LP to retire $6,949.73 of principal and interest in convertible debt.

In January 2014, in accordance with a convertible note the Company privately issued 6,326,667 shares of common stock to Long Side Ventures LLC to retire $949 of principal and interest in convertible debt.

In January 2014, in accordance with a convertible note the Company privately issued 5,000,000 shares of common stock to Taconic Group LLC to retire $1,300 of principal and interest in convertible debt.

In January 2014, the Company executed a convertible promissory note with Tangiers Investors, LP in the principal amount of $50,000 due 12 months from the issuance date bearing interest of 10% per annum. The Company is to pay the principal amount on January 16, 2015 to the extent such principal amount has not been repaid or converted into the Company's Common Stock.

In January 2014, the Company executed a convertible promissory note with Tangiers Investors, LP in the principal amount of $75,000 due 12 months from the issuance date bearing interest of 10% per annum. The Company is to pay the principal amount on January 16, 2015 to the extent such principal amount has not been repaid or converted into the Company's Common Stock.

In February 2014, in accordance with a convertible note the Company privately issued 109,442,353 shares of common stock to Tangiers Investors, LP to retire $34,221.91 of principal and interest in convertible debt.

In February 2014, in accordance with a convertible note the Company privately issued 32,922,216 shares of common stock to Long Side Ventures LLC to retire $7,534.65 of principal and interest in convertible debt.

In February 2014, in accordance with a convertible note the Company privately issued 21,223,823 shares of common stock to Taconic Group LLC to retire $4,483.57 of principal and interest in convertible debt.

In February 2014, in accordance with a convertible note the Company privately issued 32,922,231 shares of common stock to Brent Coetzee to retire $7,647.34 of principal and interest in convertible debt.

In February 2014, the Company privately issued 49,500,000 shares of common stock which had a fair market value of $23,100 to IBC Funds, LLC in accordance with a settlement agreement.

In February 2014, the Company executed a convertible promissory note with Tangiers Investors, LP in the principal amount of $25,000 due 12 months from the issuance date bearing interest of 5% per annum. The Company is to pay the principal amount on February 24, 2015 to the extent such principal amount has not been repaid or converted into the Company's Common Stock.

In February 2014, in accordance with the termination of independent contractor agreements, the Company privately issued shares of common stock to four individuals: 1,695,736 shares each were issued to Stacey McQuestion, Douglas Brown and Robert Lockwood and 1,685,736 shares were issued to Peter Bisconti.

In March 2014, in accordance with convertible notes the Company privately issued 181,300,720 shares of common stock to Tangiers Investors, LP to retire $107,155.49 of principal and interest in convertible debt.

In March 2014, in accordance with a convertible note the Company privately issued 87,138,780 shares of common stock to Long Side Ventures LLC to retire $83,343.82 of principal and interest in convertible debt.

In March 2014, in accordance with a convertible note the Company privately issued 9,143,674 shares of common stock to Taconic Group LLC to retire $7,863.56 of principal and interest in convertible debt.

In March 2014, in accordance with the termination of an independent contractor agreement, the Company privately issued shares of common stock to three individuals: 1,442,308 shares each were issued to Phillip Nagele and Joseph Masters and 192,308 shares were issued to Joseph Gruber.

In March 2014, in accordance with a convertible note the Company privately issued 33,320,000 shares of common stock to Brent Coetzee to retire $39,650.80 of principal and interest in convertible debt.

In March 2014, the Company privately issued 81,250,000 shares of common stock which had a fair market value of $186,200 to IBC Funds, LLC in accordance with a settlement agreement.

In March 2014, the Company privately issued 8,500,000 shares of common stock to John Berkeridge for services as a director of the Company.

In March 2014, in accordance with a convertible note the Company privately issued 175,000,000 shares of common stock to Mammoth Corporation to retire $315,000 of principal and interest in convertible debt.

In March 2014, in accordance with a Share Exchange Agreement, the Company privately issued 2,735,501,964 shares of common stock to the shareholders of APT Group, Inc. The shares were authorized for issuance pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

In instances described above where we issued securities to IBC Funds, LLC, we relied upon an exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, as amended, as the issuance of securities was in exchange for bona fide outstanding claims, where the terms and conditions of such issuance were approved by a court after a hearing upon the fairness of such terms and conditions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description
2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)
3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)
3.1	Amendment to Articles of Incorporation (2)
3.2	Bylaws of Frozen Food Gift Group, Inc. (2)
3.3	Amendment to Articles of Incorporation filed with the Delaware Secretary of State on May 22, 2013 (18)
4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)
4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)
10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)
10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)
10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)
10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)
10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)
10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)
10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)
10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)
10.9	Resignation of Director from Company’s Board (5)
10.10	Private Issuance of Common Shares (6)
10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)
10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (11)
10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012 (11)
10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (11)
10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (10, 11)
10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (10, 11)
10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (10, 11)
10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013 (11)
10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013 (11)
10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013 (11)
10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013 (11)
10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013 (11)
10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)
10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)
10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)
10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)
10.34	10% Convertible Note issued to Tangiers Investors, LP, dated May 1, 2013 (12)
10.35	Note Purchase Agreement with Tangiers Investors, LP, dated May 1, 2013 (12)
10.36	10% Convertible Note issued to Tangiers Investors, LP, dated June 1, 2013 (13, 19)
10.37	Note Purchase Agreement with Tangiers Investors, LP, dated June 1, 2013 (13, 19)
10.38	10% Convertible Note issued to Tangiers Investors, LP, dated July 1, 2013 (14, 19)
10.39	Note Purchase Agreement with Tangiers Investors, LP, dated July 1, 2013 (14, 19)

10.40	10% Convertible Note issued to Tangiers Investors, LP, dated August 8, 2013 (16, 19)
10.41	Note Purchase Agreement with Tangiers Investors, LP, dated August 8, 2013 (16, 19)
10.42	10% Convertible Note issued to Tangiers Investors, LP, dated October 9, 2013 (17, 19)
10.43	Note Purchase Agreement with Tangiers Investors, LP, dated October 9, 2013 (17, 19)
10.44	10% Convertible Note issued to Tangiers Investors, LP, dated November 19, 2013 (20, 21)
10.45	Note Purchase Agreement with Tangiers Investors, LP, dated November 19, 2013 (20, 21)
10.46	10% Convertible Note issued to Tangiers Investors, LP, dated January 16, 2014*
10.47	Note Purchase Agreement with Tangiers Investors, LP, dated January 16, 2014*
10.48	10% Convertible Note issued to Tangiers Investors, LP, dated January 16, 2014*
10.49	Note Purchase Agreement with Tangiers Investors, LP, dated January 16, 2014*
10.50	Settlement Agreement with IBC Funds, LLC, dated February 10, 2014 (22)
10.51	Order Granting Approval of Settlement Agreement with IBC Funds, LLC, dated February 14, 2014 (22)
10.52	5% Convertible Note issued to Tangiers Investors, LP, dated February 24, 2014*
10.53	Note Purchase Agreement with Tangiers Investors, LP, dated February 24, 2014*
10.54	Mutual General Release and Debt Settlement with Cord Blood America dated March 5, 2014*
10.55	Amended Settlement Agreement with IBC Funds, LLC, dated March 11, 2014 (23, *)
10.56	Order Granting Approval of Amended Settlement Agreement with IBC Funds, LLC, dated March 11, 2014 (23, *)
10.57	Assignment of Royalty Agreement with Global Specialty Products, Inc., to Rapid Fire Marketing, Inc., dated March 12, 2014 (23, *)
10.58	Mutual General Release and Termination of Independent Contractor Agreement with Philip Nagele and Joseph Masters dated March 12, 2014 (23, *)
10.59	Settlement Agreement with IBC Funds, LLC, dated March 13, 2014 (24, *)
10.60	Acknowledgement of Purchase Agreement between Lawrence A. Carrell Trust and Mammoth Corporation with APT Powersport and Utility Products LLC dated March 17, 2014 (24, *)
10.61	Exchange Agreement with Mammoth Corporation dated March 17, 2014 (24, *)
10.62	Restated Convertible Note with Mammoth Corporation dated March 17, 2014 (24, *)
10.63	Exchange Agreement between APT Powersport and Utility Products LLC and Mammoth Corporation dated March 17, 2014 (24, *)
10.64	Restated Convertible Note between APT Powersport and Utility Products LLC and Mammoth Corporation dated March 17, 2014 (24, *)
10.65	Order Granting Approval of Settlement Agreement with IBC Funds, LLC, dated March 21, 2014 (24, *)
10.66	Share Exchange Agreement with APT Group, Inc., dated March 21, 2014 (25, *)
10.67	Amendment to Share Exchange Agreement with APT Group, Inc., dated March 27, 2014 (26, *)
10.68	Resignation of Director Matthew L. Schissler from Company’s Board dated March 27, 2014 (26, *)
10.69	Resignation of Director Jonathan F. Irwin from Company’s Board dated March 27, 2014 (26, *)
10.70	Resignation of Director John Berkeridge, Jr. from Company’s Board dated March 27, 2014 (26, *)
14.0	Code of Ethics (2)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*
99.4	Temporary Hardship Exemption*

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.
(11)	Previously filed on Form 10-K on April 15, 2013.
(12)	Previously filed on Form 10-Q on May 20, 2013.
(13)	Previously filed on Form 8-K on June 3, 2013.
(14)	Previously filed on Form 8-K on July 8, 2013.
(15)	Previously filed on Form 8-K on July 15, 2013.
(16)	Previously filed on Form 8-K on August 12, 2013.
(17)	Previously filed on Form 8-K on October 16, 2013.
(18)	Previously filed on Form 10-Q on August 19, 2013.
(19)	Previously filed on Form 10-Q on November 19, 2013.
(20)	Previously filed on Form 8-K on November 19, 2013.
(21)	Previously filed on Form 10-K on April 15, 2014.
(22)	Previously filed on Form 8-K on February 14, 2014.
(23)	Previously filed on Form 8-K on March 14, 2014.
(24)	Previously filed on Form 8-K on March 26, 2014.
(25)	Previously filed on Form 8-K on March 21, 2014.
(26)	Previously filed on Form 8-K on March 28, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD GIFT GROUP, INC. a Delaware corporation

Date: May 20, 2014	By:	/s/ TROY A. COVEY
Troy A. Covey
President, Director and Principal Executive Officer

Date: May 20, 2014	By:	/s/ ALEXANDER KRAMER
Alexander Kramer
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer