Form 10-Q
period 2014-06-30
APT Motovox Group, Inc.
filed 2014-08-20
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ____to____

Commission File Number: 333-165406

APT MotoVox Group, Inc.
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

As of August 18, 2014, there were 6,052,367,975 shares of the issuer’s $.00001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

The following financial statements have not been reviewed by the Company’s independent accountant.

Item 1. Financial Statements.

APT MotoVox Group, Inc.
 Condensed Consolidated Balance Sheets
 (Unaudited)
 The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$412,063	$124,518
Accounts receivable, net	1,607,030	2,328,717
Inventory	567,751	362,449
Prepaid assets	424,444	15,087
Other	207,846	1,623,678
Total current assets	3,219,134	4,454,449

Receivable, related party	220,372	220,372
Property, plant and equipment, net	7,287,191	7,514,080
Intangibles, net	2,547,881	2,547,881
Other long-term assets	1,031,663	154,081

Total assets	$14,306,241	$14,890,863

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,100,048	$3,751,979
Accrued payroll and employee benefits	908,433	518,161
Debt, current portion	2,036,500	1,036,073
Other	2,523,852	1,145,122
Total current liabilities	9,568,833	6,451,335

Debt, long-term portion	19,830,725	23,553,952
Total liabilities	29,399,558	30,005,287

Stockholders' equity

Series E convertible preferred stock, $0.00001 par value; 22,155,729 sharesauthorized; 22,155,729 and 21,882,159 shares issued and outstanding, respectively	222	219

Series C convertible preferred stock, $0.00001 par value; 19,738,646 shares authorized; 19,738,643 and 19,494,919 shares issued and outstanding, respectively	197	195

Series A convertible preferred stock, $0.00001 par value; 9,118,108 shares authorizaed; no shares issued and outstanding	-	-

Series B convertible preferred stock, $0.00001 par value; 20,500,000 shares authorizaed; 500,000 and no shares issued and outstanding, respectively	5	-

Common stock, $0.00001 par value; 20,000,000,000 shares authorized; 3,897,550,476 and 2,701,725,127 shares issued and outstanding, respectively	45,847	27,017
Additional Paid in Capital	32,076,826	29,388,431
Accumulated deficit	(47,216,414)	(44,530,286)
Total stockholders' equity	(15,093,317)	(15,114,424)

Total liabilities and stockholders' equity	$14,306,241	$14,890,863

 See accompanying notes to condensed consolidated financial statements.

APT MotoVox Group, Inc.
 Condensed Consolidated Statements of Operations
 (Unaudited)
 The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$580,342	$1,056,342	$1,028,765	$2,118,166
Cost of revenues	325,524	783,487	591,445	1,360,670
Gross profit	254,818	272,855	437,320	757,496

Operating expenses:
General and administrative	1,071,909	1,211,303	1,872,534	2,702,455
Operating and maintenance	479,264	395,517	522,984	600,186
Depreciation and amortization	45,142	162,042	90,284	333,447
Professional fees	173,774	145,465	637,647	464,050
	1,770,089	1,914,327	3,123,449	4,100,138

Net loss	$(1,515,271)	$(1,641,472)	$(2,686,129)	$(3,342,642)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	2,779,435,546	2,701,725,127	2,779,435,546	2,701,725,127

 See accompanying notes to condensed consolidated financial statements.

APT MotoVox Group, Inc.
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)
 The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(2,686,129)	$(3,342,642)
Depreciation and amortization	226,889	-
Changes in assets and liabilities, net of acquisitions
Accounts receivable	721,687	1,643,755
Inventory	(205,302)	339,481
Prepaids and other current assets	128,893	(4,510,894)
Accounts payable	348,069	1,475,385
Other accrued liabilities	1,769,002	(911,558)
Cash (used in) provided by operating activities	303,109	(5,306,473)

Investing Activities
Purchases of property, plant and equipment	-	(375,560)
Cash provided by (used in) investing activities	-	(375,560)

Financing Activities
Debt, borrowings	(2,722,800)	5,583,045
Issuance of common stock	2,707,236	-
Cash provided by financing activities	(15,564)	5,583,045

Net increase (decrease) in cash and cash equivalents	287,545	(98,988)

Cash and cash equivalents, beginning of period	124,518	302,215
Cash and cash equivalents, end of period	$412,063	$203,227

Cash paid for interest	$14,485	$-

 See accompanying notes to condensed consolidated financial statements.

INSERT - EQUITY

APT MotoVox Group, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited and Unreviewed)

Note 1 - Description of business and basis of presentation

Description of business

APT MotoVox Group, Inc. f/k/a Frozen Food Gift Group, inc. (we, us, our, the “Company”) was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  On March 21, 2014, we entered into a Share Exchange Agreement with APT Group, Inc. (“APT”) pursuant to which the shareholders of APT exchanged up to one hundred percent (100%) of the total issued and outstanding shares of APT (“APT Shares”) for Company shares, resulting in APT being a wholly-owned subsidiary or controlled subsidiary of the Company, and the Company being controlled by the existing shareholders of APT.

APT is a propulsion technology company that manufactures and distributes advanced, environmentally friendly transportation, recreation and utility powersport products (www.powerapt.com).

Basis of presentation

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments necessary for a fair presentation of this interim information.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the full year.

The condensed consolidated financial statements include the accounts of APT MotoVox Group, Inc., APT, and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated in consolidation.

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

General Discussion and Outlook

APT MotoVox Group, Inc. f/k/a Frozen Food Gift Group, Inc. (we, us, our, the “Company”) was created on January 2, 2009 and was incorporated in the state of Delaware later that year.  On March 21, 2014, we entered into a Share Exchange Agreement with APT Group, Inc. (“APT”) pursuant to which the shareholders of APT exchanged up to one hundred percent (100%) of the total issued and outstanding shares of APT (“APT Shares”) for Company shares, resulting in APT being a wholly-owned subsidiary or controlled subsidiary of the Company, and the Company being controlled by the existing shareholders of APT.

Founded in 2008 and entering sales in 2011, APT (American Performance Technologies/MotoVox ®) is a propulsion technology company that develops, sells and distributes advanced, environmentally friendly transportation, recreation and utility power-sport products for a global market (www.PowerAPT.com) and (www.motovox.com).

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

Intellectual Property/Technology
APT holds 26 patents, and trademarks within the US and overseas, focused on fuel systems and design patents for our products, including patents for our SmartCarbs® fuel delivery system and our zero oil consumption, ultra-low emissions 2-stroke engine design (Sonic Flow Induction).  We also hold various design and utility patents and trademarks on the MotoVox® line.

Profit
MotoVox® will be introducing new products that increase: 1) Gross Margin Dollars; and 2) Gross Profit Margin.  We continue to reduce the Bill of Materials (BOM) costs on the SmartCarb® as volume continues to increase allowing for greater gross profit margin.

Innovations
Although the company’s defective product percentage rate is low, compared to industry standards, we will continue to lower defective rates through product design changes and processes.

Results of Operations

For the Three Months Ended June 30, 2014 and 2013

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, appearing elsewhere in this report.

	Three months ended June 30,			Percent
	2014	2013	Change	Change
Revenues	$580,342	$1,056,342	(476,000)	(82	) %
Cost of revenues	325,524	783,487	(457,963)	(141	) %
Gross profit	254,818	272,855

Operating expenses:
General and administrative	1,071,909	1,211,303	(139,394)	(13	) %
Operating and maintenance	479,264	395,517	83,747	17%
Depreciation and amortization	45,142	162,042	(116,900)	(259	) %
Professional fees	173,774	145,465	28,309	16%
	1,770,089	1,914,327

Net Loss	$(1,515,271)	$(1,641,472)	126,201	(8	) %

Revenues and Gross Profit

Revenues and Gross Profit have decreased during the three months ended June 30, 2014 compared to June 30, 2013, due to our inability to timely secure adequate production capital in the first half of 2014.  Accordingly, we were unable to accept all of the orders received.  This has been subsequently resolved going forward in 2014.

Operating Expenses

Operating expenses have decreased during the six months ended June 30, 2014 compared to June 30, 2013, due primarily to the reduction in payroll expenses and benefits.   Professional fees increased due to the legal, accounting and consulting fees we incurred in going public.

Net Loss

We have incurred losses and have not recorded any income tax expense or benefit.  Accordingly, our net loss is driven by our gross profit, and operating and other expenses.

For the Six Months Ended June 30, 2014 and 2013

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, appearing elsewhere in this report.

	Six months ended June 30,			Percent
	2014	2013	Change	Change
Revenues	$1,028,765	$2,118,166	(1,089,401)	(51	) %
Cost of revenues	591,445	1,360,670	(769,225)	(57	) %
Gross profit	437,320	757,496

Operating expenses:
General and administrative	1,872,534	2,702,455	(829,921)	(31	) %
Operating and maintenance	522,984	600,186	(77,202)	(13	) %
Depreciation and amortization	90,284	333,447	(243,163)	(73	) %
Professional fees	637,647	464,050	173,597	37%
	3,123,449	4,100,138

Net Loss	$(2,686,129)	$(3,342,642)	656,513	(20	) %

Revenues and Gross Profit

Revenues and Gross Profit have decreased during the three months ended June 30, 2014 compared to June 30, 2013, due to our inability to timely secure adequate production capital in the first half of 2014.  Accordingly, we were unable to accept all of the orders received.  This has been subsequently resolved going forward in 2014.

Operating Expenses

Operating expenses have decreased during the six months ended June 30, 2014 compared to June 30, 2013, due primarily to the reduction in payroll expenses and benefits.   Professional fees increased due to the legal, accounting and consulting fees we incurred in going public.

Net Loss

We have incurred losses and have not recorded any income tax expense or benefit.  Accordingly, our net loss is driven by our gross profit, and operating and other expenses.

Liquidity and Capital Resources

We have historically met our liquidity requirements with debt financing and cash flows from operations.  At June 30, 2014, we had cash and cash equivalents of $412,063.  Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $6,349,699 and $1,996,886, respectively, at June 30, 2014 and December 31, 2013.  The decrease in working capital was due primarily to an increase in the current portion of our debt and a decrease in accounts receivable driven by our decrease in revenues.

We currently have no off-balance sheet arrangements.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended June 30,
	2014	2013
Cash provided by (used in) operating activities	$303,109	$(5,306,473)
Cash (used in) investing activities	-	(375,560)
Cash (used in) provided by financing activities	(15,564)	5,583,045

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of June 30, 2014, our internal control over financial reporting was not effective.

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

●
Olen Rice. vs. APT Powersport and Utility Products, LLC and American Performance Technologies, LLC filed June 26, 2013 in  Brown County, Wisconsin.  Suit for commissions payable.   The Company disagrees with the amount claimed in the petition and the venue.  The Company has retained counsel to represent the firm in the action.

●
John and Jennifer Kirse v. American Performance Technologies, LLC, filed October 22, 2013 in Jackson County, Missouri.  Suit on a promissory note.  The parties are working together to resolve the claim.  The Company has retained counsel to represent the firm in the action.

Other Legal issues

●
APT Group, Inc., APT Powersport and Utility Products, LLC, American Performance Technologies, LLC. v. Olen Rice, Robert A. Rice, Sr., Jon Umsted, Northern Group, Inc., Marketing Operations Advisors, Inc., Scott Holmes, and Kart Mart, filed November 18, 2013.  The Company alleges that certain parties have infringed upon and have utilized trade secrets, confidential information and intellectual property of the company.  Legal proceedings are ongoing. The Company has filed a request for a temporary injunction.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2014, in accordance with a convertible note the Company privately issued 7,884,615 shares of common stock to IBC Funds, LLC which had a fair market value of  $81,999.97.

In April 2014, in accordance with a convertible note the Company privately issued 2,595,508 shares of common stock to Brent Coetzee to retire $7,591.86 of principal and interest in convertible debt which had a fair market value of 24,657.33.

In April 2014, in accordance with a convertible note the Company privately issued 9,791,667 shares of common stock to Tangiers Investment Group, LLC to retire $23,500.00 of principal in convertible debt which had a fair market value of $146,875.00.

In April 2014, in accordance with a convertible note the Company privately issued 32,727,273 shares of common stock to Tangiers Investment Group, LLC to retire $180,000 of principal and interest in convertible debt which had a fair market value of $680,727.28.

In April 2014, Jeffrey Saltzman surrendered 10,800,000 shares of common stock to the company in accordance with the Miami Ice Machine Company agreement which had a fair market value of $196,560.00.

In April 2014, in accordance with an Order for Stipulation and Settlement of Claims, the Company privately issued 435,000,000 shares of common stock to Ironridge Global IV, Ltd. which had a fair market value of $5,829,000.

In April 2014, in accordance with a consulting agreement the Company privately issued 1,041,700 shares of common stock to Matthew Schissler which had a fair market value of $13,958.78.

In April 2014, in accordance with a consulting agreement the Company privately issued 25,000,000 shares of common stock to N. Douglas Pritt which had a fair market value of $335.000.00.

In April 2014, in accordance with a convertible note the Company privately issued 32,727,273 shares of common stock to Tangiers Investment Group, LLC to retire $180,000 of principal and interest in convertible debt which had a fair market value of $369,818.19.

In May 2014, the Company privately issued one share of common stock to Jonathan Irwin which had a fair market value of $0.0058.

In May 2014, in accordance with a convertible note the Company privately issued 83,333,333 shares of common stock to Mammoth Corporation to retire $315,000 of principal and interest in convertible debt which had a fair market value of $425,000.00.

In May 2014, in accordance with a convertible note the Company privately issued 73,846,154 shares of common stock to Tangiers Investment Group, LLC to retire $180,000 of principal and interest in convertible debt which had a fair market value of $420,923.08.

In May 2014, in accordance with a consulting agreement the Company issued 1,894,000 shares of common stock to Pyrenees Investments, LLC which had a fair market value of $10,795.80.

In May 2014, in accordance with an Order for Stipulation and Settlement of Claims, the Company privately issued 250,000,000 shares of common stock to Ironridge Global IV, Ltd. which had a fair market value of $750,000.

In May 2014, in accordance with a convertible note the Company privately issued 173,809,524 shares of common stock to Mammoth Corporation to retire $182,500 of principal and interest in convertible debt which had a fair market value of $469,285.72.

In May 2014, in accordance with a convertible note the Company privately issued 10,259,048 shares of common stock to Tangiers Investment Group, LLC to retire $10,772 of principal and interest in convertible debt which had a fair market value of $35,906.67.

In June 2014, in accordance with a convertible note the Company privately issued 137,142,857 shares of common stock to Tangiers Investment Group, LLC to retire $180,000 of principal and interest in convertible debt which had a fair market value of $548,571.43.

In June 2014, in accordance with an Order for Stipulation and Settlement of Claims, the Company privately issued 240,000,000 shares of common stock to Ironridge Global IV, Ltd. which had a fair market value of $648,000.00.

In instances described above where we issued securities in reliance upon Regulation D, we relied upon Rule 506 of Regulation D of the Securities Act. These stockholders who received the securities in such instances made representations that (a) the stockholder is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the stockholder agrees not to sell or otherwise transfer the purchased shares unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the stockholder has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the stockholder had access to all of our documents, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the stockholder has no need for the liquidity in its investment in us and could afford the complete loss of such investment.. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following documents are filed as a part of this report or incorporated herein by reference:

Exhibit No.	Description
2.0	Form of Common Stock Share Certificate of Frozen Food Gift Group, Inc. (1)
3.0	Articles of Incorporation of Frozen Food Gift Group, Inc. (2)
3.1	Amendment to Articles of Incorporation (2)
3.2	Bylaws of Frozen Food Gift Group, Inc. (2)
3.3	Amendment to Articles of Incorporation filed with the Delaware Secretary of State on May 22, 2013 (18)
4.1	Certificate of Designation of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)
4.2	Certificate of Designation of Series B Convertible Preferred Stock filed with the Delaware Secretary of State on July 10, 2013 (15)
10.1	Independent Contractor Agreement with Phillip Nagele and Joseph Masters dated July 31, 2009 (2)
10.2	Commercial Lease Agreement by and between Winaway International, Inc. and Frozen Food Gift Group, Inc., dated October 26, 2009 (3)
10.3	Commercial Lease Agreement between McCleary Maritime Properties, LLC and Frozen Food Gift Group, Inc., dated September 23, 2010 (9)
10.4	Pre-Incorporation Agreement between the Founders of Frozen Food Gift Group, Inc. dated January 2, 2009 (3)
10.5	Independent Contractor Agreement with Judd Handler dated January 8, 2010 (3)
10.6	Addendum to NEWCO Ice Cream Independent Contractor Agreement, dated July 31, 2009 (4)
10.7	Letter Agreement with ANP Industries, Inc. dated July 7, 2010 (4)
10.8	Independent Contractor Agreement with Joseph Schmedding dated April 1, 2011 (7)
10.9	Resignation of Director from Company’s Board (5)
10.10	Private Issuance of Common Shares (6)
10.11	Promissory Note issued to Tangiers Investors, LP, dated July 1, 2011 (7)
10.12	Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.13	Registration Rights Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.14	Addendum to Securities Purchase Agreement with Tangiers Investors, LP, dated September 15, 2011 (11)
10.15	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.16	Option to Convert Common Stock into Preferred Stock at Future Date with Tangiers Investors, LP, dated February 16, 2012 (6, 11)
10.17	Stock Purchase and Non Dilution of Stock Interest Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.18	Independent Contractor Agreement with Tangiers Investors, LP, dated April 30, 2012 (11)
10.19	Exchange Agreement with Tangiers Investors, LP, dated June 5, 2012 (11)
10.20	7% Convertible Note issued to Tangiers Investors, LP, dated June 5, 2012 (11)
10.21	Notice of Conversion, Tangiers Investors, LP, dated June 8, 2012 (11)
10.22	10% Convertible Note issued to Brent Coetzee, dated November 7, 2012 (10, 11)
10.23	10% Convertible Note issued to Jeffrey Saltzman, dated November 21, 2012 (10, 11)
10.24	10% Convertible Note issued to Daniel Kaplan, dated November 21, 2012 (10, 11)
10.25	Stock Purchase Agreement with Miami Ice Machine Company, Inc., dated February 22, 2013 (11)
10.26	10% Convertible Note issued to Tangiers Investors, LP, dated February 25, 2013 (11)
10.27	Note Purchase Agreement with Tangiers Investors, LP, dated February 25, 2013 (11)
10.28	Assignment Agreement with JMJ Financial and Long Side Ventures, LLC, dated February 28, 2013 (11)
10.29	12% Convertible Note issued to Long Side Ventures, LLC, dated February 28, 2013 (11)

10.30	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)
10.31	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)
10.32	Assignment Agreement with Tangiers Investors, LP, and Taconic Group, LLC, dated March 6, 2013 (11)
10.33	12% Convertible Note issued to Taconic Group, LLC, dated March 6, 2013 (11)
10.34	10% Convertible Note issued to Tangiers Investors, LP, dated May 1, 2013 (12)
10.35	Note Purchase Agreement with Tangiers Investors, LP, dated May 1, 2013 (12)
10.36	10% Convertible Note issued to Tangiers Investors, LP, dated June 1, 2013 (13, 19)
10.37	Note Purchase Agreement with Tangiers Investors, LP, dated June 1, 2013 (13, 19)
10.38	10% Convertible Note issued to Tangiers Investors, LP, dated July 1, 2013 (14, 19)
10.39	Note Purchase Agreement with Tangiers Investors, LP, dated July 1, 2013 (14, 19)
10.40	10% Convertible Note issued to Tangiers Investors, LP, dated August 8, 2013 (16, 19)
10.41	Note Purchase Agreement with Tangiers Investors, LP, dated August 8, 2013 (16, 19)
10.42	10% Convertible Note issued to Tangiers Investors, LP, dated October 9, 2013 (17, 19)
10.43	Note Purchase Agreement with Tangiers Investors, LP, dated October 9, 2013 (17, 19)
10.44	10% Convertible Note issued to Tangiers Investors, LP, dated November 19, 2013 (20, 21)
10.45	Note Purchase Agreement with Tangiers Investors, LP, dated November 19, 2013 (20, 21)
10.46	10% Convertible Note issued to Tangiers Investors, LP, dated January 16, 2014 (27)
10.47	Note Purchase Agreement with Tangiers Investors, LP, dated January 16, 2014 (27)
10.48	10% Convertible Note issued to Tangiers Investors, LP, dated January 16, 2014 (27)
10.49	Note Purchase Agreement with Tangiers Investors, LP, dated January 16, 2014 (27)
10.50	Settlement Agreement with IBC Funds, LLC, dated February 10, 2014 (22)
10.51	Order Granting Approval of Settlement Agreement with IBC Funds, LLC, dated February 14, 2014 (22)
10.52	5% Convertible Note issued to Tangiers Investors, LP, dated February 24, 2014 (27)
10.53	Note Purchase Agreement with Tangiers Investors, LP, dated February 24, 2014(27)
10.54	Mutual General Release and Debt Settlement with Cord Blood America dated March 5, 2014 (27)
10.55	Amended Settlement Agreement with IBC Funds, LLC, dated March 11, 2014 (23, 27)
10.56	Order Granting Approval of Amended Settlement Agreement with IBC Funds, LLC, dated March 11, 2014 (23, 27)
10.57	Assignment of Royalty Agreement with Global Specialty Products, Inc., to Rapid Fire Marketing, Inc., dated March 12, 2014 (23, 27)
10.58	Mutual General Release and Termination of Independent Contractor Agreement with Philip Nagele and Joseph Masters dated March 12, 2014 (23, 27)
10.59	Settlement Agreement with IBC Funds, LLC, dated March 13, 2014 (24, 27)
10.60	Acknowledgement of Purchase Agreement between Lawrence A. Carrell Trust and Mammoth Corporation with APT Powersport and Utility Products LLC dated March 17, 2014 (24, 27)
10.61	Exchange Agreement with Mammoth Corporation dated March 17, 2014 (24, 27)
10.62	Restated Convertible Note with Mammoth Corporation dated March 17, 2014 (24, 27)
10.63	Exchange Agreement between APT Powersport and Utility Products LLC and Mammoth Corporation dated March 17, 2014 (24, 27)
10.64	Restated Convertible Note between APT Powersport and Utility Products LLC and Mammoth Corporation dated March 17, 2014 (24, 27)
10.65	Order Granting Approval of Settlement Agreement with IBC Funds, LLC, dated March 21, 2014 (24, 27)
10.66	Share Exchange Agreement with APT Group, Inc., dated March 21, 2014 (25, 27)
10.67	Amendment to Share Exchange Agreement with APT Group, Inc., dated March 27, 2014 (26, 27)
10.68	Resignation of Director Matthew L. Schissler from Company’s Board dated March 27, 2014 (26, 27)
10.69	Resignation of Director Jonathan F. Irwin from Company’s Board dated March 27, 2014 (26, 27)
10.70	Resignation of Director John Berkeridge, Jr. from Company’s Board dated March 27, 2014 (26, 27)
10.71	Independent Contractor Agreement with NDP Consulting Services, LLC dated April 1, 2014 (28, *)
10.72	Independent Contractor Agreement with Pyrenees Investments, LLC dated April 1, 2014 (28, *)
10.73	Appointment of Officer Troy A. Covey, President (28)
10.74	Appointment of Officer Wayne Patterson, Chief Executive Officer (28)

10.75	Appointment of Officer Alexander Kramer, Chief Financial Officer (28)
10.76	Appointment of Officer H. Colin Ohler, Chief Operating Officer (28)
10.77	Appointment of Officer William Maher, Senior Vice President (28)
10.78	Appointment of Officer William C. Dyess, Senior Vice President (28)
10.79	12% Convertible Note Issued to WHC Capital, LLC dated April 4, 2014 (29, *)
10.80	8% Convertible Note Issued to Tangiers Investment Group, LLC dated April 14, 2014 (29, *)
10.81	Order Granting Approval of Stipulation for Settlement of Claims with Ironridge Global IV, Ltd. dated April 25, 2014 (30, *)
10.82	8% Convertible Note Issued to Caesar Capital Group, LLC dated April 25, 2014 (31, *)
10.83	Dismissal of David Aronson, CPA as the Company’s Independent Registered Public Accounting Firm (31)
10.84	Appointment of Malone Bailey, LLP as the Company’s Independent Registered Public Accounting Firm (31)
10.85	8% Convertible Note Issued to Tangiers Investment Group, LLC on May 6, 2014 (32, *)
10.86	8% Convertible Note Issued to LG Capital Funding, LLC on May 8, 2014 (32, *)
10.87	Amendment to Articles of Incorporation (32)
10.88	Amendment to Articles of Incorporation (32)
10.89	Resignation of Alexander Kramer, Chief Financial Officer on May 30, 2014 (33)
10.90	Appointment of William Maher as Interim Chief Financial Officer on May 30, 2014 (33)
10.91	Preliminary Information Statement (34)
10.92	Definitive Information Statement (35)
10.93	Amendment to Articles of Incorporation (36, *)
10.94	Exchange Agreement with Tangiers Investment Group, LLC on April 7, 2014 (*)
10.95	Exchange Agreement with Tangiers Investment Group, LLC on April 28, 2014 (*)
10.96	Exchange Agreement with Tangiers Investment Group, LLC on May 12, 2014 (*)
10.97	Exchange Agreement with Tangiers Investment Group, LLC on May 12, 2014 (*)
10.98	Exchange Agreement with Tangiers Investment Group, LLC on May 29, 2014 (*)
14.0	Code of Ethics (2)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*
99.4	Temporary Hardship Exemption*

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.

(11)	Previously filed on Form 10-K on April 15, 2013.
(12)	Previously filed on Form 10-Q on May 20, 2013.
(13)	Previously filed on Form 8-K on June 3, 2013.
(14)	Previously filed on Form 8-K on July 8, 2013.
(15)	Previously filed on Form 8-K on July 15, 2013.
(16)	Previously filed on Form 8-K on August 12, 2013.
(17)	Previously filed on Form 8-K on October 16, 2013.
(18)	Previously filed on Form 10-Q on August 19, 2013.
(19)	Previously filed on Form 10-Q on November 19, 2013.
(20)	Previously filed on Form 8-K on November 19, 2013.
(21)	Previously filed on Form 10-K on April 15, 2014.
(22)	Previously filed on Form 8-K on February 14, 2014.
(23)	Previously filed on Form 8-K on March 14, 2014.
(24)	Previously filed on Form 8-K on March 26, 2014.
(25)	Previously filed on Form 8-K on March 21, 2014.
(26)	Previously filed on Form 8-K on March 28, 2014.
(27)	Previously filed on Form 10-Q on May 20, 2014.
(28)	Previously filed on Form 8-K on April 4, 2014.
(29)	Previously filed on Form 8-K on April 16, 2014.
(30)	Previously filed on Form 8-K on April 24, 2014.
(31)	Previously filed on Form 8-K on May 1, 2014.
(32)	Previously filed on Form 8-K on May 9, 2014.
(33)	Previously filed on Form 8-K on May 23, 2014.
(34)	Previously filed on Form 8-K on June 6, 2014.
(35)	Previously filed on Form DEF 14C on June 9, 2014.
(36)	Previously filed on Form 8-K on June 20, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APT MOTOVOX GROUP, INC. a Delaware corporation

Date: August 19, 2014	By:	/s/ TROY A. COVEY
Troy A. Covey
President, Director and Principal Executive Officer

Date: August 19, 2014	By:	/s/ WILLIAM MAHER
William Maher
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer