Form 10-Q
period 2014-09-30
APT Motovox Group, Inc.
filed 2014-11-20
CIK 1486526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ____to____

Commission File Number: 333-165406

APT MotoVox Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-1668227
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8844 Hillcrest Road, Kansas City, Missouri 64138
(Address of principal executive offices) (Zip Code)
816-767-8783
(Registrant’s Telephone Number, including area code)
Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒ No

As of November 03, 2014, there were 8,227,765,160 shares of the issuer’s $.00001 par value common stock issued and outstanding.

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4.	Controls and Procedures	10
PART II
OTHER INFORMATION

PART I - FINANCIAL INFORMATION

The following financial statements have not been reviewed by the Company’s independent accountant.

Item 1. Financial Statements.

APT MotoVox Group, Inc.
Condensed Consolidated Balance Sheets
The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	(Unreviewed)	(Audited)
	September 30	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,851	$22,415
Accounts receivable, net	1,431,692	1,484,942
Inventory	332,434	162,789
Prepaid assets	1,116,457	154,252
Other	-
Total current assets	2,901,434	1,824,398

Receivable, related party	-	-
Property, plant and equipment, net	6,849,681	7,213,139
Intangibles, net	1,139,620	1,231,797
Other long-term assets	2,299,113	2,961,167

Total assets	$13,189,848	$13,230,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,796,588	$3,698,953
Accrued Liabilities	2,325,271	2,787,755
Related party Payables	546,398	722,949
Line of Credit		6,718,743
Debt Properties - current portion		125,483
Debt, current portion		2,535,982
Related party debt		5,535,000
Total current liabilities	6,668,257	22,124,865

Debt, long-term portion	26,979,633	-
Debt, properties, long-term portion		10,691,758
Total liabilities	33,647,890	32,816,623

Stockholders' deficit
Series F convertible preferred stock, $0.00001 par value; 20,000 shares authorized;	-	-
no shares issued and outstanding
Series E convertible preferred stock, $0.00001 par value; 22,155,729 shares
authorized; 22,155,729 and 22,155,729 issued and outstanding, respectively	222
Series C convertible preferred stock, $0.00001 par value; 19,738,646 shares
authorized; 19,738,643 and 19,738,643 shares issued and outstanding, respectively	197
Series A convertible preferred stock, $0.00001 par value; 9,118,108 shares
authorized; no shares issued and outstanding	-
Series B convertible preferred stock, $0.00001 par value; 20,500,0000 shares authorized;
500,000 issued and outstanding	5
Common stock, $0.01 par value; 100,000,000 shares authorized;
31,315,190 and 29,464,524 shares issued and outstanding, respectively		313,153
Common stock, $0.00001 par value; 20,000,000,000 shares authorized;
6,519,278,740 shares issued and outstanding, respectively	65,193
Additional Paid in Capital	16,282,780	11,737,648
Accumulated deficit	(36,806,439)	(32,467,667)
Total stockholders' equity	(20,458,042)	(20,416,866)
Non controlling interest		830,744
Total Shareholder Deficit	(20,458,042)	(19,586,122)

Total liabilities and stockholders' equity	$13,189,848	$13,230,501

See accompanying notes to condensed consolidated financial statements.

APT MotoVox Group, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
The Financial Statements Have Not Been Reviewed By The Company's Independent Accountant

	(Unreviewed)		(Unreviewed)
	Three months ended September 30		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$1,586,296	$1,681,602	$2,197,179	$3,512,905
Cost of revenues	1,402,492	1,410,295	1,980,659	2,893,584
Gross profit	183,804	271,307	216,520	619,321

Operating expenses:
General and administrative	1,362,625	1,437,367	3,895,282	4,220,647
Depreciation and amortization	206,882	37,057	660,010	513,457
	1,569,507	1,474,424	4,555,292	4,734,104

Net Operating Loss	$(1,385,703)	$(1,203,117)	$(4,338,772)	$(4,114,783)

Other expense (income)
Interest Expense	$24,429	$194,646	$226,438	$567,521
Other Expense (income)			$(423,750)	$(36,725)

Net Loss	$(1,410,132)	$(1,397,763)	$(4,141,460)	$(4,645,579)

Net loss per common share:
Basic and diluted	$(0.00050)	$(0.00045)	$(0.00156)	$(0.00152)

Weighted average common shares outstanding:
Basic and diluted	2,779,435,546	2,701,725,127	2,779,435,546	2,701,725,127

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report of APT Motovox Group, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

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

Motoped® Brand
Lightweight, clever, low carbon footprint, fuel efficient, purposeful, and fun--MOTOPEDS®  go places and do things that traditional bicycles or motorcycles can't.   MOTOPED® gets you there with head-turning style that's impossible to ignore.  As a commuter bike,  MOTOPEDS® deliver between 150-200+mpg traveling at speeds between 20 and 30 mph.   With proper engine certifications MOTOPEDS® can be equipped with larger engine displacements,  achieving more power and speeds that can transform the MOTOPED®.

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

Results of Operations

For the Three Months Ended September 30, 2014 and 2013

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, appearing elsewhere in this report.

	Three months ended Sept 30,			Percent
	2014	2013	Change	Change
Revenues	$1,586,296	$1,681,602	(95,306)	-6%
Cost of revenues	1,402,492	1,410,295	(7,803)	-1%
Gross profit	183,804	271,307	(87,503)	-32%

Operating expenses:
General and administrative	1,362,625	1,437,367	(74,742)	-5%
Depreciation and amortization	206,882	37,057	169,825	458%
Total Operating Expenses	1,569,507	1,474,424	95,083	6%

Net Loss	$(1,385,703)	$(1,203,117)	$(182,586)	15%

Revenues and Gross Profit

Revenues and Gross Profit have decreased by $95,306 during the three months ended September 30, 2014 compared to September 30, 2013, due to our inability to timely secure adequate production capital in the second quarter of 2014.  Accordingly, we were unable to accept all of the orders received in prior quarters for potential delivery this reporting period.  This issue has been subsequently resolved going forward in 2014.  Gross profit was affected by slightly higher marketing and Co-Op costs associated with sales to mass retailers.

Operating Expenses

General and Administrative costs decreased by 5% during the three months ending September 30, 2014 and compared to September 30, 2013 even accounting for higher audit and legal fees associated with becoming a public entity.  Net General and Administrative costs were achieved with lower salaries and reduced operating costs.   Net operating losses increased due primarily to (non-cash) accruals of amortization and depreciation.

Net Loss

Net losses for the three months ending September 30, 2014 compared to September 30, 2013 were 15% or $182,586 higher driven primarily by non-cash amortization and depreciation costs.  The company continues to strive to manage administrative, operating, and supply chain costs.

We have incurred losses and have not recorded any income tax expense or benefit.  Accordingly, our net loss is driven by our gross profit, and operating and other expenses.

For the Nine Months Ended September 30, 2014 and 2013

The following table sets forth, for the periods indicated, condensed statements of operations data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and notes thereto, appearing elsewhere in this report.

	Nine months ended Sept 30,			Percent
	2014	2013	Change	Change
Revenues	$2,197,179	$3,512,905	(1,315,726)	-37%
Cost of revenues	1,980,659	2,893,584	(912,925)	-32%
Gross profit	216,520	619,321	(402,801)	-65%

Operating expenses:
General and administrative	3,895,282	4,220,647	(325,365)	-8%
Depreciation and amortization	660,010	513,457	146,553	29%
	4,555,292	4,734,104	(178,812)	-4%

Net Loss	$(4,338,772)	$(4,114,783)	$(223,989)	5%

Revenues and Gross Profit

Revenues and Gross Profit have decreased during the nine months ended September 30, 2014 compared to September 30, 2013, due to our inability to timely secure adequate production capital in the first half of 2014.  Accordingly, we were unable to accept all of the orders received for deliveries within the periods.  This has been subsequently resolved going forward in 2014.

Operating Expenses

Operating expenses have decreased significantly during the nine months ended September 30, 2014 compared to September 30, 2013, due primarily to the reduction in General and Administrative expenses and continued management of operating costs. Professional fees increased due to the legal, accounting and consulting fees we incurred in going public and acquisition of Motoped brand assets, opening audit expenses, and legal expenses associated with the sale of real estate assets.

Net Loss

We have incurred losses and have not recorded any income tax expense or benefit.  Accordingly, our net loss is driven by our gross profit, and operating and other expenses.

Liquidity and Capital Resources

Note: Please refer to Part II, Item 5(A) below regarding in process amendments to prior period financial statements thus confirming to year end 2013 audit completed and filed September 08, 2014.

The following is from June 30, 2014 Financial Statement:  “We have historically met our liquidity requirements with debt financing and cash flows from operations.  At June 30, 2014, we had cash and cash equivalents of $412,063.  Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $6,349,699 and $1,996,886, respectively, at June 30, 2014 and December 31, 2013.  The decrease in working capital was due primarily to an increase in the current portion of our debt and a decrease in accounts receivable driven by our decrease in revenues.”

We currently have no off-balance sheet arrangements.

Cash Flows

Note: Please refer to Part II, Item 5(A) below regarding in process amendments to prior period financial statements thus confirming to year end 2013 audit completed and filed September 08, 2014.

The following is from June 30, 2014 Financial Statement:  “Our cash flows from operating, investing and financing activities were as follows:

[Missing Graphic Reference]

Net cash used in operating activities decreased primarily due to our reduction in working capital.  Our investing activity relates primarily to purchasing fixed assets.  Cash provided by financing activities reflects our net debt borrowings.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Following this review and evaluation, management determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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

The deficiency in our internal control is related to a lack of segregation of duties due to our limited in-house finance and accounting resources. To remedy this deficiency, management plans to implement enhanced segregation of duties and continues to identify and implement opportunities for financial oversight in 2014.

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

In July 2014, in accordance with an Order for Stipulation and Settlement of Claims, the Company privately issued 195,000,000 shares of common stock to Ironridge Global IV, Ltd. which had a fair market value of $273,000.

In July 2014, in accordance with a convertible note the Company privately issued 62,500,000 shares of common stock to Tangiers Investment Group, LLC to retire $25,000 of principal and interest in convertible debt which had a fair market value of $100,000.

In July 2014, in accordance with a convertible note the Company privately issued 68,852,750 shares of common stock to Tangiers Investment Group, LLC to retire $27,541 of principal and interest in convertible debt which had a fair market value of $103,279.

In August 2014, in accordance with a convertible note the Company privately issued 197,773,975 shares of common stock to Tangiers Investment Group, LLC to retire $79,110 of principal and interest in convertible debt which had a fair market value of $177,997.

In August 2014, in accordance with a convertible note the Company privately issued 64,102,565 shares of common stock to WHC Capital, LLC to retire $50,000 of principal and interest in convertible debt which had a fair market value of $89,744.

In September 2014, in accordance with a convertible note the Company privately issued 70,000,000 shares of common stock to WHC Capital, LLC to retire $25,200 of principal and interest in convertible debt which had a fair market value of $42,000.

In September 2014, in accordance with a convertible note the Company privately issued 102,808,200 shares of common stock to Tangiers Investment Group, LLC to retire $25,702 of principal and interest in convertible debt which had a fair market value of $113,089.

In September 2014, in accordance with an Order for Stipulation and Settlement of Claims, the Company privately issued 230,000,000 shares of common stock to Ironridge Global IV, Ltd. which had a fair market value of $184,000.

In October 2014, in accordance with an Order for Stipulation and Settlement of Claims, the Company privately issued 370,000,000 shares of common stock to Ironridge Global IV, Ltd. which had a fair market value of $111,000.

In October 2014, in accordance with a convertible note the Company privately issued 162,953,086 shares of common stock to Tangiers Investment Group, LLC to retire $32,998 of principal and interest in convertible debt which had a fair market value of $65,181.

In October 2014, in accordance with a convertible note the Company privately issued 358,792,593 shares of common stock to Tangiers Investment Group, LLC to retire $48,437 of principal and interest in convertible debt which had a fair market value of $71,759.

In October 2014, in accordance with a convertible note the Company privately issued 376,740,741 shares of common stock to Tangiers Investment Group, LLC to retire $25,430 of principal and interest in convertible debt which had a fair market value of $113,022.

In October 2014, in accordance with a convertible note the Company privately issued 315,000,000 shares of common stock to WHC Capital, LLC to retire $18,900 of principal and interest in convertible debt which had a fair market value of $94,500.

In November 2014, in accordance with a convertible note the Company privately issued 334,400,000 shares of common stock to WHC Capital, LLC to retire $20,064 of principal and interest in convertible debt which had a fair market value of $66,880.

In November 2014, in accordance with a convertible note the Company privately issued 418,414,815 shares of common stock to Tangiers Investment Group, LLC to retire $28,243 of principal and interest in convertible debt which had a fair market value of $83,683.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

A) AMENDMENTS TO PRIOR FINANCIAL STATEMENT FILINGS
With the recent completion of the audit (filed in September 2014) for the fiscal years 2012 and 2013, the Company is now in the process of reviewing and amending previously filed financial statements and cash flows for Quarters One, Two, and Three; and thereby conforming to the Audit.

B) ENTRY INTO DEFINITIVE MATERIAL AGREEMENTS

1) Asset Purchase Agreement

On September 8, 2014, APT MotoVox Group, Inc., (the “Company”) entered into an asset purchase agreement (“Asset Purchase Agreement”) with International Motorsport Marketing Services, LLC, Charles Carothers, Cameron Woods, and Missing Link, LLC (collectively referred to as “MotoPed Sellers”) to purchase products, prototypes, designs, patents, trademarks, and other valuable assets (the “MotoPed Assets”) in exchange for $200,000 cash, $50,000 of which is due upon signing and the balance of $150,000 payable on or before October 31, 2014.  The remainder of the purchase price of the MotoPed Assets is determined by the sales volume of MotoPed units throughout 2014.  The Company will pay 25% of the first $1,000,000 of 2014 MotoPed gross revenue to the MotoPed Sellers and 20% of the second $1,000,000 in gross revenue for the same period.

The MotoPed Sellers will be further entitled to one share of Preferred Non-Voting Series F stock (as described in Item 5.03 on this Form 8-K) each for every $200 of revenue derived from MotoPed sales in 2014 and 2015.

Charles Carothers, International Motorsport Marketing Services, LLC and Cameron Woods will enter into separate agreements with the Company to provide sales and marketing and product development services specific to the MotoPed product line.

The foregoing description of the Asset Purchase Agreement is not intended to be complete and is qualified in its entirety by the complete text of the Asset Purchase Agreement incorporated by reference and attached as Exhibit 99.1 to Form 8-K dated September 08, 2014.

On September 11, 2014, the Company entered into an inventory purchase agreement (“Inventory Purchase Agreement”) with Ocean Group, Ocean Stainless, Avesta International Corporation, Martyn Castlelein and Jojo Castelein (collectively referred to as “Parts Sellers”) to purchase parts, components and products for motorized bicycles designed and created by MotoPeds (“MotoPed Parts”).  The total purchase price of the MotoPed Parts is $528,474.04 (the “Parts Purchase Price”).  The Company will pay the Parts Purchase Price in two equal installments of $264,237.02.

The foregoing description of the Inventory Purchase Agreement is not intended to be complete and is qualified in its entirety by the complete text of the inventory Purchase Agreement incorporated by reference and attached as Exhibit 99.2 to Form 8-K dated September 08, 2014.

2) Amendments to Articles of Incorporation or Bylaws

The Certificate of Incorporation of the Corporation authorizes the issuance of up to 500,000,000 shares of preferred stock and further authorizes the Board of Directors of the Corporation (the “Board”) to fix and determine the designation, preferences, conversion rights, or other rights, including voting rights, qualifications, limitations, or restrictions of the preferred stock.

On September 9, 2014, the Corporation filed a Certificate of Designation with the Delaware Secretary of State to designate the rights and preferences of 20,000 shares of Series F Convertible Preferred Stock.

The Series F Convertible Preferred Stock is convertible into common stock on a 500 to one basis for no additional consideration beginning 540 days after its issuance date.  The Series F Convertible Preferred Stock does not have voting or anti-dilution rights.  Upon the occurrence of a Liquidation Event (as defined in the Certificate of Designation), the holders of Series F Convertible Preferred Stock are entitled to receive $0.005 for each share of Series F Convertible Preferred Stock held.  This restricted class of stock has been reserved for issuance only to the founders of MotoPed.

The foregoing description of the Certificate of Designation is not intended to be complete and is qualified in its entirety by the complete text of the Certificate of Incorporation incorporated by reference and attached as Exhibit 4.1 to Form 8-K dated September 08, 2014.

3) Other Events.

On September 12, 2014, APT MotoVox Group, Inc., announced that it entered into Asset Purchase agreements to acquire MotoPeds.  A copy of the Press Release announcing this development is attached as Exhibit 99.3 to Form 8-K dated September 08, 2014.

C) SUBSEQUENT EVENTS

On November 5, 2014, APT MotoVox Group, Inc. (“APT” or the “Company”) entered into a lease agreement with Cerner Property Development, Inc. (“Cerner”) to lease the premises that the Company currently occupies in Kansas City, Missouri.  The lease terms extend through July 1, 2017 on the main office building, and through April 1, 2018 on the lab building.

The foregoing description of the lease is not intended to be complete and is qualified in its entirety by the complete text of the Assignment, Assumption and Modification of Lease Agreement incorporated by reference and attached as Exhibit 4.1 to Form 8-K dated November 18, 2014.

On November 5, 2014, the Company sold its real estate holdings, consisting of two buildings located at 8844 Hillcrest Road and 8830 Hillcrest Road, Kansas City, Missouri, and tracts of land totaling 19.80 acres to Cerner for total consideration of $8,938,282.27.  After paying off the existing mortgage and separating from the New Market Tax Credit transaction, the Company received net cash proceeds of $1,785,810.84.  Prior to the actual sale of the real estate, on October 17, 2014, the Company executed an Asset Purchase Agreement and a Loan Purchase Agreement with Cerner.  These documents were held in escrow pending the actual sale.

The foregoing description of the property sale is not intended to be complete and is qualified in its entirety by the complete text of the Assignment, Assumption and Modification of Lease Agreement incorporated by reference and attached as Exhibits 4.2 and 4.3 on Form 8-K dated November 18, 2014.

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

10.70 10.71 10.72 10.73 10.74 10.75 10.76 10.77 10.78 10.79 10.80 10.81 10.82 10.83 10.84 10.85 10.86 10.87 10.88 10.89
Resignation of Director John Berkeridge, Jr. from Company’s Board dated March 27, 2014 (26, 27)

Independent Contractor Agreement with NDP Consulting Services, LLC dated April 1, 2014 (28, 37)

Independent Contractor Agreement with Pyrenees Investments, LLC dated April 1, 2014 (28, 37)

Appointment of Officer Troy A. Covey, President (28)

Appointment of Officer Wayne Patterson, Chief Executive Officer (28)

Appointment of Officer Alexander Kramer, Chief Financial Officer (28)

Appointment of Officer H. Colin Ohler, Chief Operating Officer (28)

Appointment of Officer William Maher, Senior Vice President (28)

Appointment of Officer William C. Dyess, Senior Vice President (28)

12% Convertible Note Issued to WHC Capital, LLC dated April 4, 2014 (29, 37)

8% Convertible Note Issued to Tangiers Investment Group, LLC dated April 14, 2014 (29, 37)

Order Granting Approval of Stipulation for Settlement of Claims with Ironridge Global IV, Ltd. dated April 25, 2014 (30, 37)

8% Convertible Note Issued to Caesar Capital Group, LLC dated April 25, 2014 (31, 37)

Dismissal of David Aronson, CPA as the Company’s Independent Registered Public Accounting Firm (31)

Appointment of Malone Bailey, LLP as the Company’s Independent Registered Public Accounting Firm (31)

8% Convertible Note Issued to Tangiers Investment Group, LLC on May 6, 2014 (32, 37)

8% Convertible Note Issued to LG Capital Funding, LLC on May 8, 2014 (32, 37)

Amendment to Articles of Incorporation (32)

Amendment to Articles of Incorporation (32)

Resignation of Alexander Kramer, Chief Financial Officer on May 30, 2014 (33)

10.90 10.91 10.92 10.93 10.94 10.95 10.96 10.97 10.98 10.99 10.100 10.101 10.102 10.103 10.104 10.105 10.106 10.107 10.108
Appointment of William Maher as Interim Chief Financial Officer on May 30, 2014 (33)

Preliminary Information Statement (34)

Definitive Information Statement (35)

Amendment to Articles of Incorporation (36, 37)

Exchange Agreement with Tangiers Investment Group, LLC on April 7, 2014 (37)

Exchange Agreement with Tangiers Investment Group, LLC on April 28, 2014 (37)

Exchange Agreement with Tangiers Investment Group, LLC on May 12, 2014 (37)

Exchange Agreement with Tangiers Investment Group, LLC on May 12, 2014 (37)

Exchange Agreement with Tangiers Investment Group, LLC on May 29, 2014 (37)

Amendment to Articles of Incorporation (38)

10% Convertible Promissory Note Issued to Inter-Mountain Capital Corp. on July 3, 2014 (39, *)

9% Convertible Promissory Note Issued to WHC Capital, LLC on July 29, 2014 (39, *)

Order Granting Modification of Stipulation for Settlement of Claims with Ironridge Global IV, Ltd. dated August 19, 2014 (40)

9% Convertible Promissory Note Issued to WHC Capital, LLC on August 20, 2014 (40)

8% Convertible Promissory Note Issued to Auctus Private Equity Fund, LLC on August 29, 2014 (41)

Offer of Settlement Executed with the Securities and Exchange Commission on August 24, 2014. (41, *)

Amendment to Articles of Incorporation (42)

Asset Purchase Agreement Executed on September 11, 2014 (42)

Inventory Purchase Agreement Executed on September 11, 2014 (42)

14.0	Code of Ethics (2)

31.1	Rule 13a-14(a) Certification of Principal Executive Officer*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Principal Executive Officer*
32.2	Section 1350 Certification of Principal Financial Officer*

99.4	Temporary Hardship Exemption*

* Filed herewith

(1)	Previously filed on Form 10-K on March 30, 2012.
(2)	Previously filed on Form S-1 on March 11, 2010.
(3)	Previously filed on Form S-1 on May 14, 2010.
(4)	Previously filed on Form S-1 on June 3, 2011.
(5)	Previously filed on Form 8-K on January 31, 2012.
(6)	Previously filed on Form 8-K on February 20, 2012.
(7)	Previously filed on Form 10-Q on November 18, 2011.
(8)	Previously filed on Form 10-Q on May 14, 2012.
(9)	Previously filed on Form S-1 on January 21, 2011.
(10)	Previously filed on Form 8-K on November 29, 2012.
(11)	Previously filed on Form 10-K on April 15, 2013.
(12)	Previously filed on Form 10-Q on May 20, 2013.
(13)	Previously filed on Form 8-K on June 3, 2013.
(14)	Previously filed on Form 8-K on July 8, 2013.
(15)	Previously filed on Form 8-K on July 15, 2013.
(16)	Previously filed on Form 8-K on August 12, 2013.
(17)	Previously filed on Form 8-K on October 16, 2013.
(18)	Previously filed on Form 10-Q on August 19, 2013.
(19)	Previously filed on Form 10-Q on November 19, 2013.
(20)	Previously filed on Form 8-K on November 19, 2013.
(21)	Previously filed on Form 10-K on April 15, 2014.
(22)	Previously filed on Form 8-K on February 14, 2014.
(23)	Previously filed on Form 8-K on March 14, 2014.
(24)	Previously filed on Form 8-K on March 26, 2014.
(25)	Previously filed on Form 8-K on March 21, 2014.
(26)	Previously filed on Form 8-K on March 28, 2014.
(27)	Previously filed on Form 10-Q on May 20, 2014.
(28)	Previously filed on Form 8-K on April 4, 2014.
(29)	Previously filed on Form 8-K on April 16, 2014.
(30)	Previously filed on Form 8-K on April 24, 2014.
(31)	Previously filed on Form 8-K on May 1, 2014.
(32)	Previously filed on Form 8-K on May 9, 2014.
(33)	Previously filed on Form 8-K on May 23, 2014.
(34)	Previously filed on Form 8-K on June 6, 2014.
(35)	Previously filed on Form DEF 14C on June 9, 2014.
(36)	Previously filed on Form 8-K on June 20, 2014.
(37)	Previously filed on Form 10-Q on August 20, 2014.
(38)	Previously filed on Form 8-K on July 11, 2014.
(39)	Previously filed on Form 8-K on August 5, 2014.
(40)	Previously filed on Form 8-K on August 22, 2014.
(41)	Previously filed on Form 8-K on August 29, 2014.
(42)	Previously filed on Form 8-K on September 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APT MOTOVOX GROUP, INC a Delaware corporation

November 19, 2014	By:	/s/ Troy A. Covey
Troy A. Covey
President, Director and Principal Executive Officer

APT MOTOVOX GROUP, INC a Delaware corporation

November 19, 2014	By:	/s/ William Maher
William Maher
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer